Form 10-Q
period 1995-03-31
MCNEIL REAL ESTATE FUND IX LTD
filed 1995-05-12
CIK 276326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the period ended      March 31, 1995
                             ------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-9026




                        MCNEIL REAL ESTATE FUND IX, LTD.
 --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         California                                 94-2491437
 --------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas  75240
 --------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code     (214) 448-5800
                                                   ------------------------



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                        MCNEIL REAL ESTATE FUND IX, LTD.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                  (Unaudited)

                                                                             March 31,        December 31,
                                                                               1995               1994
                                                                           -----------        ------------
ASSETS
Real estate investments:
   Land.....................................................               $ 6,716,099         $ 6,716,099
   Buildings and improvements...............................                80,814,658          80,388,616
                                                                            ----------          ----------
                                                                            87,530,757          87,104,715
   Less:  Accumulated depreciation..........................               (45,208,318)        (44,274,163)
                                                                           -----------         -----------
                                                                            42,322,439          42,830,552

Cash and cash equivalents...................................                 3,927,468           4,199,844
Cash segregated for security deposits.......................                   480,401             494,801
Accounts receivable.........................................                    57,022              64,464
Prepaid expenses and other assets...........................                   168,942             211,266
Escrow deposits.............................................                 1,775,144           1,561,384
Deferred borrowing costs, net of accumulated amorti-
   zation of $538,410 and $487,931 at March 31, 1995
   and December 31, 1994, respectively......................                 2,337,101           2,387,580
                                                                            ----------         -----------

                                                                           $51,068,517         $51,749,891
                                                                            ==========          ==========

LIABILITIES AND PARTNERS' DEFICIT

Mortgage notes payable......................................               $51,936,945         $52,098,952
Accounts payable............................................                   133,035             413,894
Accrued property taxes......................................                 1,147,733             934,733
Accrued interest............................................                   375,662             303,521
Other accrued expenses......................................                   176,123             192,952
Payable to affiliates - General Partner.....................                   219,344             308,131
Security deposits and deferred rental revenue...............                   507,791             498,709
                                                                            ----------          ----------
                                                                            54,496,633          54,750,892
                                                                            ----------          ----------

Partners' deficit:
   Limited partners - 110,200  limited  partnership  units
     authorized;  110,170 limited partnership units
     outstanding............................................                (1,027,162)           (561,005)
   General Partner..........................................                (2,400,954)         (2,439,996)
                                                                            ----------          ----------
                                                                            (3,428,116)         (3,001,001)

                                                                           $51,068,517         $51,749,891
                                                                            ==========          ==========






The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                               -----------------------------
                                                                                  1995               1994
                                                                               ----------         ----------
Revenue:
   Rental revenue...................................                           $4,678,641         $4,412,484
   Interest.........................................                               66,454             69,603
                                                                                ---------          ---------
     Total revenue..................................                            4,745,095          4,482,087
                                                                                ---------          ---------

Expenses:
   Interest.........................................                            1,209,446          1,249,311
   Depreciation.....................................                              934,155            805,728
   Property taxes...................................                              355,635            337,569
   Personnel expenses...............................                              710,447            628,874
   Repair and maintenance...........................                              501,311            461,353
   Property management
     fees - affiliates..............................                              233,284            219,827
   Utilities........................................                              440,898            486,326
   Other property operating
     expenses.......................................                              312,697            282,605
   General and administrative.......................                               38,924             19,056
   General and administrative - affiliates..........                              183,169            182,793
                                                                                ---------          ---------
     Total expenses.................................                            4,919,966          4,673,442
                                                                                ---------          ---------

Net loss............................................                           $ (174,871)        $ (191,355)
                                                                                =========          =========

Net loss allocated to limited partners..............                           $ (466,157)        $ (247,069)
Net income allocated to General Partner.............                              291,286             55,714
                                                                                ---------          ---------

Net loss............................................                           $ (174,871)        $ (191,355)
                                                                                =========          =========

Net loss per limited partnership unit...............                           $    (4.23)        $    (2.24)
                                                                                =========          =========



















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                  (Unaudited)

               For the Three Months Ended March 31, 1995 and 1994


                                                                                                    Total
                                                                                                    Partners'
                                                      General               Limited                 Equity
                                                      Partner              Partners                (Deficit)
                                                    ------------          ----------             ------------

Balance at December 31, 1993..............          $(2,094,331)        $   454,140              $(1,640,191)

Net income (loss).........................               55,714            (247,069)                (191,355)

Contingent Management Incentive
   Distribution...........................              (33,246                   -                  (33,246)
                                                     ----------          ----------               ----------

Balance at March 31, 1994.................          $(2,071,863)        $   207,071              $(1,864,792)
                                                     ==========          ==========               ==========


Balance at December 31, 1994..............          $(2,439,996)        $  (561,005)             $(3,001,001)

Net income (loss).........................              291,286            (466,157)                (174,871)

Contingent Management Incentive
   Distribution...........................             (252,244)                  -                 (252,244)
                                                     ----------          ----------               ----------

Balance at March 31, 1995.................          $(2,400,954)        $(1,027,162)             $(3,428,116)
                                                     ==========          ==========               ==========
























The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                             Three Months Ended
                                                                                   March 31,
                                                                       ------------------------------------
                                                                          1995                     1994
                                                                       -----------             ------------
Cash flows from operating activities:
   Cash received from tenants........................                  $ 4,697,131             $ 4,378,569
   Cash paid to suppliers............................                   (2,193,723)             (1,539,015)
   Cash paid to affiliates...........................                     (419,490)               (397,719)
   Interest received.................................                       66,454                  69,603
   Interest paid.....................................                   (1,076,784)             (1,270,201)
   Property taxes paid and escrowed..................                     (409,878)               (442,001)
   Deferred borrowing costs paid.....................                            -                  (7,498)
                                                                        ----------              ----------
Net cash provided by operating activities............                      663,710                 791,738
                                                                        ----------              ----------

Cash flows from investing activities:
   Additions to real estate investments..............                     (426,042)               (301,533)
                                                                        ----------              ----------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                     (172,050)               (209,884)
   Contingent Management Incentive
     Distribution....................................                     (337,994)                (96,000)
                                                                        ----------              ----------
Net cash used in financing activities................                     (510,044)               (305,884)
                                                                        ----------              ----------

Net increase (decrease) in cash and
   cash equivalents..................................                     (272,376)                184,321

Cash and cash equivalents at beginning of
   period............................................                    4,199,844               5,754,907
                                                                        ----------              ----------

Cash and cash equivalents at end of period...........                  $ 3,927,468             $ 5,939,228
                                                                        ==========              ==========


















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                         ---------------------------------
                                                                            1995                    1994
                                                                         ----------             ----------

Net loss.............................................                    $(174,871)             $(191,355)
                                                                          --------               --------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation......................................                      934,155                 805,728
   Amortization of deferred borrowing costs..........                       50,479                  50,513
   Amortization of mortgage discounts................                       10,043                   9,269
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       14,400                 (27,448)
     Accounts receivable.............................                        7,442                    (502)
     Prepaid expenses and other assets...............                       42,324                  26,525
     Escrow deposits.................................                     (213,760)                240,072
     Deferred borrowing costs........................                            -                  (7,498)
     Accounts payable................................                     (280,859)                  2,173
     Accrued property taxes..........................                      213,000                  17,791
     Accrued interest................................                       72,141                 (80,672)
     Other accrued expenses..........................                      (16,829)                (74,962)
     Payable to affiliates - General Partner.........                       (3,037)                  4,901
     Security deposits and deferred rental
       revenue.......................................                        9,082                  17,203
                                                                          --------                --------
       Total adjustments.............................                      838,581                 983,093
                                                                          --------                --------

Net cash provided by operating activities............                    $ 663,710               $ 791,738
                                                                          ========                ========


















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                         Notes to Financial Statements
                                  (Unaudited)

                                 March 31, 1995

NOTE 1.
- -------

McNeil Real Estate Fund IX, Ltd. (the "Partnership") is a limited partnership organized under the laws of the State of California to invest in real property. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership affiliated with Robert A. McNeil ("McNeil"). The Partnership is governed by an amended and restated limited partnership agreement ("Amended Partnership Agreement") that was adopted September 20, 1991. The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

NOTE 2.
- -------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund IX, Ltd., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

NOTE 3.
- -------

Certain prior period amounts within the accompanying financial statements have been reclassified to conform with current year presentation.

NOTE 4.
- -------

The Partnership pays property management fees equal to 5% of the gross rental receipts of the Partnership's properties to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing property management and leasing services for the Partnership's properties.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

Under terms of the Amended Partnership Agreement, the Partnership is paying a Management Incentive Distribution ("MID") to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. The maximum MID percentage decreases subsequent to 1999. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. Prior to July 1, 1993, the MID consisted of two components: (i) the fixed portion which was payable without respect to the net income of the Partnership and was equal to 25% of the maximum MID (the "Fixed MID") and (ii) a contingent portion which was payable only to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income (the "Entitlement Amount") and is equal to up to 75% of the maximum MID (the "Contingent MID").

Effective July 1, 1993, the General Partner amended the Amended Partnership Agreement as a settlement to a class action complaint. This amendment eliminates the Fixed MID and makes the entire MID payable to the extent of the Entitlement Amount. In all other respects, the calculation and payment of the MID will remain the same.

Fixed MID was payable in limited partnership units ("Units") unless the Entitlement Amount exceeded the amount necessary to pay the Contingent MID, in which case, at the General Partner's option, the Fixed MID was paid in cash to the extent of such excess.

Contingent MID will be paid to the extent of the Entitlement Amount, and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or (ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit.

Any amount of the MID that is paid to the General Partner in Units will be treated as if cash was distributed to the General Partner and then contributed to the Partnership by the General Partner. The Fixed MID was treated as a fee payable to the General Partner by the Partnership for services rendered. The Contingent MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:


                                                                        Three Months Ended
                                                                             March 31,
                                                                  -------------------------------
                                                                    1995                    1994
                                                                  ---------              --------
Charged to other assets:
   Property management fees - affiliates.............             $233,284               $219,827
   Charged to general and administrative -
     affiliates:
     Partnership administration......................              183,169                182,793
                                                                   -------                -------

                                                                  $416,453               $402,620
                                                                   =======                =======

Charged to General Partner's deficit:
   Contingent Management Incentive
     Distribution....................................             $252,244               $ 33,246
                                                                   =======                =======

NOTE 5.
- -------

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995, the Partnership received in full satisfaction of its claims, $53,573 in cash, and common and preferred stock in the reorganized Southmark currently valued at approximately $17,335, which amounts represent the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -------    -----------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------
The  Partnership  was formed to  acquire,  operate and  ultimately  dispose of a
portfolio  of  income-producing   real  properties.   At  March  31,  1995,  the
Partnership   owned  fourteen   apartment   properties.   All  but  one  of  the
Partnership's properties are subject to mortgage notes.

RESULTS OF OPERATIONS
- ---------------------

Revenue:

Rental revenue for the three months ended March 31, 1995 increased $266,157 or 6.0% compared to the same period of 1994. Rental revenues increased at thirteen of the Partnership's fourteen properties. The Partnership raised base rental rates an average of 3.7% at all of its properties. Increases in base rental rates were partially offset by lower average occupancy rates at Berkley Hills, Cherry Hills, Forest Park Village, Heather Square, Meridian West, Pennbrook Place, Ruskin Place, and Westgate. Average occupancy rates at the remainder of the properties increased or remained the same. Rental revenue decreased 1.6% at Meridian West Apartments due to large layoffs at the area's primary employer, Boeing, and a generally flat economy.

Interest revenue decreased 5% for the three months ended March 31, 1995 compared to the same period last year due to a decrease in cash balances invested in interest-bearing accounts.

Expenses:

Partnership expenses increased $246,524 or 5.3% for the first quarter of 1995 compared to the first quarter of 1994. Expenses increased at thirteen of the Partnership's fourteen properties. The increased expenses were concentrated in depreciation, personnel expenses and other property operating expenses.

Depreciation expense increased $128,427 or 15.9% for the first quarter of 1995 compared to first quarter of 1994. The increase is due to the $4.4 million of capital improvements placed in service at the Partnership's properties since March 31, 1994. These improvements generally are being depreciated over lives ranging from five to ten years.

Personnel expenses increased $81,573 or 13.0% for the first quarter of 1995 compared to the first quarter of 1994. This increase was due to an increase in compensation paid to on-site personnel at all of the properties.

Other  property  operating  expenses  increased  $30,092  or 10.6% for the first quarter of 1995 compared to the first quarter of 1994. The increase is due to additional insurance coverage required at the five properties with mortgages that were refinanced on June 24, 1993, through the Real Estate Mortgage Investment Conduit.

General and administrative expenses doubled during the first quarter of 1995. Fees paid for audit services were significantly higher for the first quarter of 1995 compared to the first quarter of 1994.

All  other   expense  items  decreased  a total of 2.2% for the first quarter of
1995 compared to the first quarter of 1994.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Partnership reported a loss of $174,871 for the first quarter of 1995, an improvement of $16,484 from the loss recorded for the first quarter of 1994. Cash generated by operations remained positive, due to large non-cash expenses, principally depreciation. However, cash generated by operations decreased $128,028 to $663,710, principally due to increases in cash paid to suppliers. The large increase in cash paid to suppliers was partially offset by increased receipts from tenants and decreased expenditures for interest.

The Partnership continues to invest significant resources into capital improvements at its properties. During the first quarter, capital improvement expenditures increased $124,509 or 41% compared to the year earlier quarter. The Partnership has budgeted an additional $1.7 million of capital improvement expenditures for the balance of 1995.

The Partnership also increased its expenditures in the financing area. Management Incentive Distributions ("MID") incurred by the Partnership were higher as improved operating results increased the entitlement amount, the trigger for the payment of MID. Increased MID distributions were partially offset by a decrease in the scheduled principal payments on the Partnership's mortgage notes.

Short Term Liquidity:

Due to the refinancing transactions of 1994 and 1993, the Partnership began 1995 with adequate cash reserves. These reserves will be needed to address continuing capital improvement needs in light of aging condition of the Partnership's properties. The Partnership has budgeted $2.1 million for capital improvements for 1995 in addition to the $9.9 million of capital improvements made during the past three years. The General Partner believes these capital improvements are necessary to allow the Partnership to increase its rental revenues in the competitive markets in which the Partnership's properties operate. These expenditures also allow the Partnership to reduce certain repair and maintenance expenses from amounts that would otherwise be incurred.

At March 31, 1995, the Partnership held $3,927,468 of cash and cash equivalents, down $272,376 from the balance at end of 1994. The General Partner anticipates that cash generated from operations for the remainder of 1995 will be sufficient to fund the Partnership's budgeted capital improvements and to repay the current portion of the Partnership's mortgage notes. However, 1995 cash flow from operations likely will not be adequate to pay the MID due to the General Partner. The Partnership will use its cash reserves to pay the MID. The General Partner considers the Partnership's cash reserves adequate for anticipated operations for the remainder of 1995.

Long Term Liquidity:

For the long term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the $9.9 million of capital improvements made by the Partnership during the past three years will yield improved cash flow from operations in 1995. Furthermore, the General Partner has budgeted an additional $2.1 million of capital improvements for 1995. If the Partnership's cash position deteriorates, the General Partner may elect to defer certain of the capital improvements, except where such improvements are expected to increase the competitiveness or marketability of the Partnership's properties.

The General Partner has established a revolving credit facility, not to exceed $5,000,000 in the aggregate, which will be available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive additional funds from the facility because no amount will be reserved for any particular partnership. As of March 31, 1995, $2,102,530 remained available from the facility; however, additional funds could become available as other partnerships repay borrowings.

As an additional source of liquidity, the General Partner may, from time to time, attempt to sell Partnership properties judged to be mature considering the circumstances of the market in which the properties are located, as well as the Partnership's need for liquidity. However, there can be no guarantee that the Partnership will be able to sell any of its properties for an amount sufficient to retire the related mortgage note and still provide cash proceeds to the Partnership, or that such proceeds could be timed to coincide with the liquidity needs of the Partnership. Currently, no Partnership properties are being marketed for sale.

Distributions:

With the exception of the MID, distributions to partners have been suspended since 1986 as part of the General Partner's policy of maintaining adequate cash reserves. Distributions to Unit holders will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the Unit holders. MID for the first quarter for 1995 amounted to $252,244.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
- -------  -----------------

The Partnership is not a party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary litigation routine to the Partnership's business.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -------  --------------------------------


(a)     Exhibits.

        Exhibit
        Number             Description

        4.                 Amended and  Restated  Partnership  Agreement,  dated
                           November 12, 1991. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended
                           March 31, 1991).

        11.                Statement  regarding  computation  of  net  loss  per
                           limited   partnership  unit:  Net  loss  per  limited
                           partnership  unit is computed  by  dividing  net loss
                           allocated  to the  limited  partners by the number of
                           limited  partnership  units  outstanding.   Per  unit
                           information   has  been  computed  based  on  110,170
                           limited  partnership  units  outstanding  in 1995 and
                           1994.

        27.                Financial  Data  Schedule for the year ended December
                           31, 1994 and quarter  ended March 31, 1995.


(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1995.

                        McNEIL REAL ESTATE FUND IX, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                                   McNEIL REAL ESTATE FUND IX, Ltd.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



May 12, 1995                                       By:  /s/  Donald K. Reed
- ---------------------------                             -------------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



May 12, 1995                                       By:  /s/  Robert C. Irvine
- ---------------------------                             -------------------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



May 12, 1995                                       By:  /s/  Brandon K. Flaming
- ---------------------------                             -------------------------------------------------
Date                                                    Brandon K. Flaming
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.
