Form 10-Q
period 1995-06-30
MCNEIL REAL ESTATE FUND IX LTD
filed 1995-08-14
CIK 276326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the period ended      June 30, 1995
                            ---------------------------------------------------


                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to_____________ Commission file number 0-9026




                        MCNEIL REAL ESTATE FUND IX, LTD.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         California                                 94-2491437
-------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                    Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240
-------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code      (214) 448-5800
                                                   ----------------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                        MCNEIL REAL ESTATE FUND IX, LTD.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                  (Unaudited)

                                                                             June 30,         December 31,
                                                                               1995               1994
                                                                           -----------        ------------

ASSETS

Real estate investments:
   Land.....................................................              $  6,716,099        $  6,716,099
   Buildings and improvements...............................                81,820,450          80,388,616
                                                                           -----------         -----------
                                                                            88,536,549          87,104,715
   Less:  Accumulated depreciation..........................               (46,161,020)        (44,274,163)
                                                                           -----------         -----------
                                                                            42,375,529          42,830,552

Cash and cash equivalents...................................                 3,744,425           4,199,844
Cash segregated for security deposits.......................                   488,875             494,801
Accounts receivable.........................................                    70,960              64,464
Prepaid expenses and other assets...........................                   136,871             211,266
Escrow deposits.............................................                 1,627,391           1,561,384
Deferred borrowing costs, net of accumulated amorti-
   zation of $588,889 and $487,931 at June 30, 1995
   and December 31, 1994, respectively......................                 2,286,622           2,387,580
                                                                           -----------         -----------

                                                                          $ 50,730,673        $ 51,749,891
                                                                           ===========         ===========

LIABILITIES AND PARTNERS' DEFICIT

Mortgage notes payable, net.................................              $ 51,758,541        $ 52,098,952
Accounts payable............................................                   184,993             413,894
Accrued property taxes......................................                 1,079,043             934,733
Accrued interest............................................                   376,684             303,521
Other accrued expenses......................................                   138,479             192,952
Payable to affiliates - General Partner.....................                   393,500             308,131
Security deposits and deferred rental revenue...............                   537,003             498,709
                                                                           -----------         -----------
                                                                            54,468,243          54,750,892
                                                                           -----------         -----------

Partners' deficit:
   Limited partners - 110,200  limited  partnership  units
     authorized;  110,170 limited partnership units
     outstanding............................................                (1,173,223)           (561,005)
   General Partner..........................................                (2,564,347)         (2,439,996)
                                                                           -----------         -----------
                                                                            (3,737,570)         (3,001,001)
                                                                           -----------         -----------
                                                                          $ 50,730,673        $ 51,749,891
                                                                           ===========         ===========






The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                               Three Months Ended                      Six Months Ended
                                                    June 30,                               June 30,
                                          -----------------------------        -----------------------------
                                             1995               1994              1995                1994
                                          ----------         ----------        ----------         ----------
Revenue:
   Rental revenue................         $4,742,374         $4,461,247        $9,421,015         $8,873,731
   Interest......................             55,781             52,994           122,235            122,597
   Gain on legal settlement......             70,817                  -            70,817                  -
                                           ---------          ---------         ---------          ---------
     Total revenue...............          4,868,972          4,514,241         9,614,067          8,996,328
                                           ---------          ---------         ---------          ---------

Expenses:
   Interest......................          1,211,547          1,227,430         2,420,993          2,476,741
   Depreciation..................            952,702            760,922         1,886,857          1,566,650
   Property taxes................            355,179            351,762           710,814            689,331
   Personnel expense.............            586,725            573,360         1,297,172          1,202,234
   Repair and maintenance........            656,747            729,124         1,158,058          1,190,476
   Property management
     fees - affiliates...........            234,804            220,969           468,088            440,796
   Utilities.....................            364,057            354,253           804,955            840,580
   Other property operating
     expenses....................            306,518            255,496           619,215            538,101
   General and administrative....             36,153              9,804            75,077             28,860
   General and administrative -
     affiliates..................            244,236            173,847           427,405            356,640
                                           ---------          ---------         ---------          ---------
     Total expenses..............          4,948,668          4,656,967         9,868,634          9,330,409
                                           ---------          ---------         ---------          ---------

Net loss.........................         $  (79,696)        $ (142,726)       $ (254,567)        $ (334,081)
                                           =========          =========         =========          =========

Net loss allocated to limited
   partners......................         $ (146,061)        $ (200,679)       $ (612,218)        $ (447,748)
Net income allocated to
   General Partner...............             66,365             57,953           357,651            113,667
                                           ---------          ---------         ---------          ---------
Net loss.........................         $  (79,696)        $ (142,726)       $ (254,567)        $ (334,081)
                                           =========          =========         =========          =========

Net loss per limited
   partnership unit..............         $    (1.33)        $    (1.82)       $    (5.56)        $    (4.06)
                                           =========          =========         =========          =========














The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                  (Unaudited)

                For the Six Months Ended June 30, 1995 and 1994



                                                                                                    Total
                                                                                                    Partners'
                                                       General                 Limited              Equity
                                                       Partner                 Partners            (Deficit)
                                                    ------------              ---------           ------------
Balance at December 31, 1993..............          $(2,094,331)            $   454,140           $(1,640,191)

Net income (loss).........................              113,667                (447,748)             (334,081)

Contingent Management Incentive
   Distribution...........................             (198,490)                      -              (198,490)
                                                     ----------              ----------             ---------

Balance at June 30, 1994..................          $(2,179,154)            $     6,392           $(2,172,762)
                                                     ==========              ==========            ==========


Balance at December 31, 1994..............          $(2,439,996)            $  (561,005)          $(3,001,001)

Net income (loss).........................              357,651                (612,218)             (254,567)

Contingent Management Incentive
   Distribution...........................             (482,002)                      -              (482,002)
                                                     ----------              ----------              --------

Balance at June 30, 1995..................          $(2,564,347)            $(1,173,223)          $(3,737,570)
                                                     ==========              ==========            ==========
























The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                     Decrease in Cash and Cash Equivalents


                                                                                 Six Months Ended
                                                                                     June 30,
                                                                       -----------------------------------
                                                                           1995                    1994
                                                                       -----------             -----------
Cash flows from operating activities:
   Cash received from tenants........................                  $ 9,441,598             $ 8,611,865
   Cash received from legal settlement...............                       70,817                       -
   Cash paid to suppliers............................                   (4,099,304)             (3,367,827)
   Cash paid to affiliates...........................                     (840,132)               (794,876)
   Interest received.................................                      122,235                 122,597
   Interest paid.....................................                   (2,226,786)             (2,473,009)
   Property taxes paid and escrowed..................                     (679,522)               (659,662)
   Deferred borrowing costs paid.....................                            -                  (2,438)
                                                                        ----------              ----------
Net cash provided by operating activities............                    1,788,906               1,436,650
                                                                        ----------              ----------

Cash flows from investing activities:
   Additions to real estate investments..............                   (1,431,834)             (1,006,242)
                                                                        ----------              ----------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                     (360,497)               (376,194)
   Contingent Management Incentive
     Distribution....................................                     (451,994)               (192,000)
                                                                        ----------               ---------
Net cash used in financing activities................                     (812,491)               (568,194)
                                                                        ----------               ---------

Decrease in cash and cash equivalents................                     (455,419)               (137,786)

Cash and cash equivalents at beginning of
   period............................................                    4,199,844               5,754,907
                                                                        ----------               ---------

Cash and cash equivalents at end of period...........                  $ 3,744,425              $5,617,121
                                                                        ==========               =========


















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

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities


                                                                                Six Months Ended
                                                                                    June 30,
                                                                        -----------------------------------
                                                                           1995                    1994
                                                                        -----------             -----------
Net loss.............................................                   $ (254,567)             $ (334,081)
                                                                         ---------               ---------

Adjustments to reconcile net loss to net cash
    provided by operating activities:
   Depreciation......................................                    1,886,857               1,566,650
   Amortization of deferred borrowing costs..........                      100,958                 101,026
   Amortization of mortgage discounts................                       20,086                  18,539
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                        5,926                  35,912
     Accounts receivable.............................                       (6,496)               (293,405)
     Prepaid expenses and other assets...............                       74,395                  (2,231)
     Escrow deposits.................................                      (66,007)                235,015
     Deferred borrowing costs........................                            -                  (2,438)
     Accounts payable................................                     (228,901)                 83,060
     Accrued property taxes..........................                      144,310                 236,640
     Accrued interest................................                       73,163                (115,833)
     Other accrued expenses..........................                      (54,473)               (123,995)
     Payable to affiliates - General Partner.........                       55,361                   2,561
     Security deposits and deferred rental
       revenue.......................................                       38,294                  29,230
                                                                        ----------               ---------
       Total adjustments.............................                    2,043,473               1,770,731
                                                                        ----------               ---------

Net cash provided by operating activities............                   $1,788,906              $1,436,650
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

                                 June 30, 1995

NOTE 1.
-------

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                                 Six Months Ended
                                                                                       June 30,
                                                                          --------------------------------
                                                                            1995                    1994
                                                                          --------                --------

Property management fees - affiliates................                     $468,088                $440,796
Charged to general and administrative -
   affiliates:
   Partnership administration........................                      427,405                 356,640
                                                                           -------                 -------

                                                                          $895,493                $797,436
                                                                           =======                 =======

Charged to General Partner's deficit:
   Contingent Management Incentive
     Distribution....................................                     $482,002                $198,490
                                                                           =======                 =======


NOTE 5.
-------

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995, the Partnership received in full satisfaction of its claims, $53,574 in cash, and common and preferred stock in the reorganized Southmark. The cash and stock represent the Partnership's pro-rata share of Southmark assets available for Class 8 claimants. The Partnership sold the Southmark common and preferred stock in May, 1995 for $17,243 which, when combined with the cash proceeds from Southmark, resulted in a gain on settlement of litigation of $70,817.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At June 30, 1995, the Partnership owned fourteen apartment properties. All but one of the Partnership's properties are subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

Revenue:

Rental revenue for the six months ended June 30, 1995 increased $547,284 or 6.2% compared to the same period of 1994. For the second quarter of 1995, rental revenues increased 6.3% compared to the second quarter of 1994. Rental revenues increased at all of the Partnership's properties. The Partnership raised base rental rates an average of 4% at all of its properties. Increases in base rental rates were partially offset by lower average occupancy rates at Berkley Hills, Cherry Hills, Heather Square, and Meridian West. Average occupancy rates at the remainder of the properties increased or remained the same.

As discussed in Item 1 - Note 5, in 1995 the Partnership received cash and common and preferred stock in the reorganized Southmark in settlement of its bankruptcy claims against Southmark. The Partnership recognized a $70,817 gain as a result of this settlement. No such gain was recognized in 1994.

Expenses:

Partnership expenses increased $538,225 or 5.8% for the first six months of 1995 compared to the first six months of 1994. For the second quarter of 1995, partnership expenses increased 6.3% compared to the second quarter of 1995. Expenses increased at twelve of the Partnership's fourteen properties. The increased expenses were concentrated in depreciation, personnel expenses and other property operating expenses.

Depreciation expense increased $320,207 or 20% for the first six months of 1995 compared to first six months of 1994. For the second quarter of 1995, depreciation increased 25% compared to the second quarter of 1995. The Partnership added $4,687,041 of capital improvements to its properties in the year since June 30, 1994. Depreciation on the capital improvements led to the increase in depreciation expense. The improvements generally are being depreciated over lives ranging from five to ten years.

Personnel expense increased $94,938 or 7.9% for the first six months of 1995 compared to the first six months of 1994. For the quarter ended June 30, 1995, personnel expenses increased 2.3% over the year earlier quarter. Personnel expense increased at eleven of the Partnership's fourteen properties. Compensation rates paid to on-site personnel increased as did the level of services provided to tenants at the Partnership's properties. The increase in services provided to tenants generally has required increased levels of staffing at the Partnership's properties.

Other property operating expenses increased $81,114 or 15.1% for the first six months of 1995 compared to the first six months of 1994. For the second quarter of 1995, other property operating expenses, increased 20% compared to the second quarter of 1995. Part of the increase arises from increased insurance coverage required on the five Partnership properties included in the Real Estate Mortgage Investment Conduit. Additionally, insurance rates on all properties have increased, as have expenditures for advertising and marketing expenses.

General and administrative expenses more than doubled during the first six months of 1995. Fees paid for audit services were significantly higher for the first six months of 1995 compared to the first six months of 1994.

General and administrative - affiliates for the six months and the three months ended June 30, 1995 increased by $70,765 or 19.8% and $70,389 or 40%, respectively, due to an increase in reimbursements to affiliates because of fewer partnerships over which overhead costs are allocated.

All other expense items decreased a total of 1.3% for the first six months of 1995 compared to the first six months of 1994.

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of Contingent MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the three month and six month periods ended June 30, 1995, $66,365 and $357,651, respectively, were allocated to the General Partner. The limited partners received allocations of net loss of ($146,061) and ($612,218) for the three month and six month period ended June 30, 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership reported a loss of $254,567 for the first six months of 1995, an improvement from the $334,081 loss recorded for the first six months of 1994. Cash provided by operations increased $352,267 or 25%. As usual, large non-cash expenses, principally depreciation, explains the difference between net loss and cash provided by operations. Improvements in cash flow provided by operations were generated principally by a 9.6% increase in cash received from tenants and a 9.9% decrease in interest paid to mortgage note holders.

The Partnership continues to invest significant resources into capital improvements at its properties. During the first six months, capital improvement expenditures increased $425,593 or 42% compared to the year earlier. The Partnership has budgeted an additional $700,000 of capital improvement expenditures for the balance of 1995.

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

At June 30, 1995, the Partnership held $3,744,425 of cash and cash equivalents, down $455,419 from the balance at end of 1994. The General Partner anticipates that cash generated from operations for the remainder of 1995 will be sufficient to fund the Partnership's budgeted capital improvements and to repay the current portion of the Partnership's mortgage notes. However, 1995 cash flow from operations likely will not be adequate to pay the MID due to the General Partner. The Partnership will use its cash reserves to pay the MID. The General Partner considers the Partnership's cash reserves adequate for anticipated operations for the remainder of 1995.

Long Term Liquidity:

For the long term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the $9.9 million of capital improvements made by the Partnership during the past three years will yield improved cash flow from operations in 1995. Furthermore, the General Partner has budgeted an additional $700,000 of capital improvements for 1995. If the Partnership's cash position deteriorates, the General Partner may elect to defer certain of the capital improvements, except where such improvements are expected to increase the competitiveness or marketability of the Partnership's properties.

The General Partner has established a revolving credit facility, not to exceed $5,000,000 in the aggregate, which will be available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive additional funds from the facility because no amount will be reserved for any particular partnership. As of June 30, 1995, $2,362,004 remained available from the facility; however, additional funds could become available as other partnerships repay borrowings.

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

Distributions:

With the exception of the MID, distributions to partners have been suspended since 1986 as part of the General Partner's policy of maintaining adequate cash reserves. Distributions to Unit holders will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the Unit holders. MID for the first six months of 1995 amounted to $482,002.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

The Partnership is not a party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary litigation routine to the Partnership's business.

ITEM 5.  OTHER INFORMATION
-------  -----------------

On an unsolicited basis, High River Limited Partnership ("High River"), a partnership controlled by Carl Icahn, announced that it has commenced an offer to purchase 49,577 units of limited partnership interest in the Partnership (approximately 45 percent of the Partnership's units) at $143 per unit. High River has stated that the offer is being made as "an investment." The tender offer is due to expire on August 31, 1995, unless extended.

The General Partner, with assistance from its advisors, is in the process of evaluating the tender offer from a number of important standpoints and will report to the limited partners its position with respect to such offer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

        27.                Financial   Data   Schedule  for  the  quarter  ended
                           June 30, 1995.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1995.

                        McNEIL REAL ESTATE FUND IX, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                                   McNEIL REAL ESTATE FUND IX, Ltd.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner


August 14, 1995                                    By:  /s/  Donald K. Reed
----------------------                                  --------------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



August 14, 1995                                    By:  /s/  Robert C. Irvine
----------------------                                  --------------------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



August 14, 1995                                    By:  /s/  Brandon K. Flaming
----------------------                                  --------------------------------------------------
Date                                                    Brandon K. Flaming
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.
