Form 10-Q
period 1995-09-30
MCNEIL REAL ESTATE FUND IX LTD
filed 1995-11-14
CIK 276326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the period ended      September 30, 1995
                              -------------------------------------------------


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




             13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240
-------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code         (214) 448-5800
                                                    ---------------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                        McNEIL REAL ESTATE FUND IX, LTD.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------

                                 BALANCE SHEETS
                                  (Unaudited)

                                                                          September 30,       December 31,
                                                                              1995                1994
                                                                          -------------       ------------
ASSETS
------
Real estate investments:
   Land.....................................................              $  6,716,099        $  6,716,099
   Buildings and improvements...............................                82,898,912          80,388,616
                                                                           -----------         -----------
                                                                            89,615,011          87,104,715
   Less:  Accumulated depreciation..........................               (47,129,093)        (44,274,163)
                                                                           -----------         -----------
                                                                            42,485,918          42,830,552

Cash and cash equivalents...................................                 3,357,841           4,199,844
Cash segregated for security deposits.......................                   515,400             494,801
Accounts receivable.........................................                    57,249              64,464
Prepaid expenses and other assets...........................                   165,925             211,266
Escrow deposits.............................................                 1,626,988           1,561,384
Deferred borrowing costs, net of accumulated amorti-
   zation of $638,307 and $487,931 at September 30,
   1995 and December 31, 1994, respectively.................                 2,237,204           2,387,580
                                                                            ----------          ----------

                                                                          $ 50,446,525        $ 51,749,891
                                                                           ===========         ===========

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................              $ 51,576,488        $ 52,098,952
Accounts payable............................................                   344,644             413,894
Accrued property taxes......................................                 1,043,519             934,733
Accrued interest............................................                   375,288             303,521
Other accrued expenses......................................                   226,104             192,952
Payable to affiliates - General Partner.....................                   429,579             308,131
Security deposits and deferred rental revenue...............                   571,607             498,709
                                                                           -----------         -----------
                                                                            54,567,229          54,750,892
                                                                           -----------         -----------

Partners' deficit:
   Limited partners - 110,200  limited  partnership  units
     authorized;  110,170 limited partnership units
     outstanding............................................                (1,413,569)           (561,005)
   General Partner..........................................                (2,707,135)         (2,439,996)
                                                                           -----------          ----------
                                                                            (4,120,704)         (3,001,001)
                                                                           -----------          ----------
                                                                          $ 50,446,525        $ 51,749,891
                                                                           ===========          ===========






The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                               Three Months Ended                      Nine Months Ended
                                                  September 30,                          September 30,
                                          -----------------------------       ------------------------------
                                             1995               1994             1995                1994
                                          ----------         ----------       -----------        -----------

Revenue:
   Rental revenue................         $4,822,479         $4,637,320       $14,243,494        $13,511,051
   Interest......................             53,630             41,579           175,865            164,176
   Gain on legal settlement......                  -                  -            70,817                  -
   Gain on involuntary
     conversion..................            108,653                  -           108,653                  -
                                           ---------          ---------        ----------         ----------
     Total revenue...............          4,984,762          4,678,899        14,598,829         13,675,227
                                           ---------          ---------        ----------         ----------

Expenses:
   Interest......................          1,212,292          1,211,673         3,633,285          3,688,414
   Depreciation..................          1,005,555            760,922         2,892,412          2,327,572
   Property taxes................            350,190            351,762         1,061,004          1,041,093
   Personnel expense.............            671,144            684,056         1,968,316          1,886,290
   Repair and maintenance........            572,991            600,557         1,731,049          1,791,034
   Property management
     fees - affiliates...........            240,965            236,023           709,053            676,819
   Utilities.....................            388,028            361,494         1,192,983          1,202,073
   Other property operating
     expenses....................            317,992            282,759           937,207            820,860
   General and administrative....            169,560             76,067           244,637            104,927
   General and administrative -
     affiliates..................            118,668            179,627           546,073            536,267
                                           ---------          ---------        ----------         ----------
     Total expenses..............          5,047,385          4,744,940        14,916,019         14,075,349
                                           ---------          ---------        ----------         ----------

Net loss.........................         $ (62,623)         $  (66,041)      $  (317,190)       $  (400,122)
                                           ========           =========        ==========         ==========

Net loss allocated to limited
   partners......................         $(240,346)         $ (123,995)      $  (852,564)       $  (571,743)
Net income allocated to
   General Partner...............            177,723             57,954           535,374            171,621
                                           ---------          ---------        ----------         ----------

Net loss.........................         $  (62,623)        $  (66,041)      $  (317,190)       $  (400,122)
                                           =========          =========        ==========         ==========

Net loss per limited
   partnership unit..............         $    (2.18)        $    (1.13)      $     (7.74)       $     (5.19)
                                           =========          =========        ==========         ==========












The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                  (Unaudited)

             For the Nine Months Ended September 30, 1995 and 1994



                                                                                                      Total
                                                                                                      Partners'
                                                      General                 Limited                 Equity
                                                      Partner                 Partners                (Deficit)
                                                    ------------            -----------           ------------

Balance at December 31, 1993..............          $(2,094,331)            $   454,140           $(1,640,191)

Net income (loss).........................              171,621                (571,743)             (400,122)

Contingent Management Incentive
   Distribution...........................             (737,889)                      -              (737,889)
                                                     ----------              ----------            ----------

Balance at September 30, 1994.............          $(2,660,599)            $  (117,603)          $(2,778,202)
                                                     ==========              ==========            ==========


Balance at December 31, 1994..............          $(2,439,996)            $  (561,005)          $(3,001,001)

Net income (loss).........................              535,374                (852,564)             (317,190)

Contingent Management Incentive
   Distribution...........................             (802,513)                      -              (802,513)
                                                     ----------              ----------            ----------

Balance at September 30, 1995.............          $(2,707,135)            $(1,413,569)          $(4,120,704)
                                                     ==========              ==========            ==========
























The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                     Decrease in Cash and Cash Equivalents


                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                       ------------------------------------
                                                                           1995                    1994
                                                                       -----------             ------------
Cash flows from operating activities:
   Cash received from tenants........................                  $14,266,728             $13,434,815
   Cash received from legal settlement...............                       70,817                       -
   Cash paid to suppliers............................                   (6,008,580)             (5,222,193)
   Cash paid to affiliates...........................                   (1,256,197)             (1,203,052)
   Interest received.................................                      175,865                 164,176
   Interest paid.....................................                   (3,381,014)             (3,601,115)
   Property taxes paid and escrowed..................                   (1,037,911)             (1,095,026)
                                                                        ----------              ----------
Net cash provided by operating activities............                    2,829,708               2,477,605
                                                                        ----------              ----------

Cash flows from investing activities:
   Additions to real estate investments..............                   (2,583,791)             (2,218,118)
   Insurance proceeds from storm damage..............                      144,666                       -
                                                                        ----------              ----------
Net cash used in investing activities................                   (2,439,125)             (2,218,118)
                                                                        ----------              ----------

Cash flows from financing activities:
   Additions to deferred borrowing costs.............                            -                (115,426)
   Principal payments on mortgage notes
     payable.........................................                     (552,592)               (516,060)
   Proceeds from refinancing of mortgage
     notes payable...................................                            -                 161,809
   Contingent Management Incentive
     Distribution....................................                     (679,994)               (288,000)
                                                                        ----------              ----------
Net cash used in financing activities................                   (1,232,586)               (757,677)
                                                                        ----------              ----------

Decrease in cash and cash equivalents................                     (842,003)               (498,190)

Cash and cash equivalents at beginning of
   period............................................                    4,199,844               5,754,907
                                                                        ----------              ----------

Cash and cash equivalents at end of period...........                  $ 3,357,841             $ 5,256,717
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

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities


                                                                                Nine Months Ended
                                                                                   September 30,
                                                                        ----------------------------------
                                                                           1995                    1994
                                                                        -----------            -----------

Net loss.............................................                   $ (317,190)            $ (400,122)
                                                                         ---------              ---------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation......................................                    2,892,412               2,327,572
   Amortization of deferred borrowing costs..........                      150,376                 151,539
   Amortization of mortgage discounts................                       30,128                  27,807
   Gain on involuntary conversion....................                     (108,653)                      -
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                      (20,599)                (12,930)
     Accounts receivable.............................                        7,215                 (54,368)
     Prepaid expenses and other assets...............                       45,341                 (14,959)
     Escrow deposits.................................                      (65,604)                298,316
     Accounts payable................................                      (69,250)                 24,248
     Accrued property taxes..........................                      108,786                 206,994
     Accrued interest................................                       71,767                 (92,049)
     Other accrued expenses..........................                       33,152                 (23,307)
     Payable to affiliates - General Partner.........                       (1,071)                 10,034
     Security deposits and deferred rental
       revenue.......................................                       72,898                  28,830
                                                                         ---------               ---------
       Total adjustments.............................                    3,146,898               2,877,727
                                                                         ---------               ---------

Net cash provided by operating activities............                   $2,829,708              $2,477,605
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

                               September 30, 1995

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                         Nine Months Ended
                                                                             September 30,
                                                                  ---------------------------------
                                                                     1995                    1994
                                                                  ----------             ----------

Property management fees - affiliates................             $  709,053             $  676,819
Charged to general and administrative -
   affiliates:
   Partnership administration........................                546,073                536,267
                                                                   ---------              ---------

                                                                  $1,255,126             $1,213,086
                                                                   =========              =========

Charged to General Partner's deficit:
   Contingent Management Incentive
     Distribution....................................             $  802,513             $  737,889
                                                                   =========              =========

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------    -----------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At September 30, 1995, the Partnership owned fourteen apartment properties. All but one of the Partnership's properties are subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

Revenue:

Rental revenue for the nine months ended September 30, 1995 increased $732,443 or 5.4% compared to the same period of 1994. For the third quarter of 1995, rental revenues increased 4.0% compared to the third quarter of 1994. Rental revenues increased at all of the Partnership's properties, except for a 2.2% decrease at Cherry Hills. The Partnership raised base rental rates an average of 4.0% at all of its properties. Increases in base rental rates were partially offset by lower average occupancy rates at Berkley Hills, Rolling Hills, Westgate, Westridge, and Williamsburg. Of the five properties that experienced decreases, Westgate showed the largest decrease of 6% from 97% at September 30, 1994 to 91% at September 30, 1995. At the remainder of the Partnership's properties, occupancy rate increased at all of the properties. Of the nine properties that experienced increases in their occupancy, Forest Park showed the largest increase of 5% from 88% at September 30, 1994 to 93% at September 30, 1995.

As discussed in Item 1 - Note 5, in 1995 the Partnership received cash and common and preferred stock in the reorganized Southmark in settlement of its bankruptcy claims against Southmark. The Partnership recognized a one-time gain of $70,817 gain as a result of this settlement.

The Partnership also recorded a gain on involuntary conversion. The gain relates to hail damage incurred at Westridge Apartments on May 5, 1995. Damages amounted to $154,666. The Partnership received a total of $144,666 from its insurance carrier to repair the damage at the property. The excess of insurance proceeds received over the adjusted basis of the property destroyed resulted in a gain of $108,653.

Expenses:

Partnership expenses increased $840,670 or 6.0% for the first nine months of 1995 compared to the first nine months of 1994. For the third quarter of 1995, partnership expenses increased 6.4% compared to the third quarter of 1994. Expenses increased at ten of the Partnership's fourteen properties. Expenses were unchanged at Lantern Tree, Westgate and Westridge, and decreased 2.3% at Cherry Hills. The increased expenses were concentrated in depreciation, general and administrative, and other property operating expenses.

Depreciation expense increased $564,480 or 24% for the first nine months of 1995 compared to first nine months of 1994. For the third quarter of 1995, depreciation increased 32% compared to the third quarter of 1994. The Partnership added $4,627,122 of capital improvements to its properties in the year since September 30, 1994. Depreciation on the capital improvements led to the increase in depreciation expense. The improvements generally are being depreciated over lives ranging from five to ten years.

General and administrative increased $139,710 or 133% and $93,493 or 123%, respectively, for the nine month and the three month periods ended September 30, 1995 compared to the same periods of 1994. The Partnership incurred approximately $141,000 of costs relating to evaluation and dissemination of information with regards to an unsolicited tender offer. See Item 5 - Other Information.

Other property operating expenses increased $116,347 or 14.2% for the first nine months of 1995 compared to the first nine months of 1994. For the third quarter of 1995, other property operating expenses, increased 12.5% compared to the third quarter of 1995. Part of the increase arises from increased insurance coverage required on the five Partnership properties included in the Real Estate Mortgage Investment Conduit. Additionally, insurance rates on all properties have increased, as have expenditures for advertising and marketing.

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of Contingent MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the three month and nine month periods ended September 30, 1995, $177,723 and $535,374, respectively, were allocated to the General Partner. The limited partners received allocations of net loss of ($240,346) and ($852,564) for the three month and nine month period ended September 30, 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership reported a loss of $317,190 for the first nine months of 1995, an improvement from the $400,122 loss recorded for the first nine months of 1994. Cash provided by operations increased $352,103 or 14.2%. As usual, large non-cash expenses, principally depreciation, explains the difference between net loss and cash provided by operations. Improvements in cash flow provided by operations were generated principally by a 6.2% increase in cash received from tenants and a 6.1% decrease in interest paid to mortgage note holders. The improvements were offset by a 15.0% increase in cash paid to affiliates.

The Partnership continues to invest significant resources into capital improvements at its properties. During the first nine months, capital improvement expenditures, net of insurance reimbursements, increased $221,007 or 10% compared to the first nine months of 1994. The Partnership has budgeted an additional $700,000 of capital improvement expenditures for the balance of 1995.

The Partnership also increased its expenditures in the financing area. Management Incentive Distributions ("MID") incurred by the Partnership increased as improved operating results raised the entitlement amount, the trigger for payment of MID. Scheduled principal payments on the Partnership's mortgage notes also increased 7.1% to $552,592.

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

At September 30, 1995, the Partnership held $3,357,841 of cash and cash equivalents, down $842,003 from the balance at the beginning of 1995. The General Partner anticipates that cash generated from operations for the remainder of 1995 will be sufficient to fund the Partnership's budgeted capital improvements and to repay the current portion of the Partnership's mortgage notes. However, 1995 cash flow from operations likely will not be adequate to pay the MID due to the General Partner. The Partnership will use its cash reserves to pay the MID. The General Partner considers the Partnership's cash reserves adequate for anticipated operations for the remainder of 1995.

Long Term Liquidity:

For the long term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the $9.9 million of capital improvements made by the Partnership during the past three years will yield improved cash flow from operations in 1995. Furthermore, the General Partner has budgeted an additional $700,000 of capital improvements for 1995. If the Partnership's cash position deteriorates, the General Partner may elect to defer certain of the capital.

The General Partner has established a revolving credit facility, not to exceed $5,000,000 in the aggregate, which will be available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive additional funds from the facility because no amount will be reserved for any particular partnership. As of September 30, 1995, $2,362,004 remained available from the facility; however, additional funds could become available as other partnerships repay borrowings.

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

Distributions:

With the exception of the MID, distributions to partners have been suspended since 1986 as part of the General Partner's policy of maintaining adequate cash reserves. Distributions to Unit holders will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the Unit holders. MID for the first nine months of 1995 amounted to $802,513.

                           PART II. OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS
-------      -----------------

1) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young , BDO Seidman et al (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, BDO Seidman, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The original petition also alleged causes of action against certain former officers and directors of the Partnership's original general partner for breach of fiduciary duty, fraud and conspiracy relating to the improper assessment and payment of certain administrative fees/expenses. On January 11, 1994 the allegations against the former officers and directors were dismissed.

     The trial court granted summary judgment in favor of Ernst & Young and BDO Seidman on the fraud and negligence claims based on the statute of limitations. The Affiliated Partnerships appealed the summary judgment to the Dallas Court of Appeals. In August 1995, the Appeals Court upheld all of the summary judgments in favor of BDO Seidman. In exchange for the plaintiff's agreement not to file any motions for rehearing or further appeals, BDO Seidman agreed that it will not pursue the counterclaims against the Partnership.

2) High River Limited Partnership vs. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil (L95012) - High River ("HR") filed this action in the United States District Court for the Southern District of New York against McNeil Partners, McNeil Investors and Mr. and Mrs. McNeil requesting, among other things, names and addresses of the Partnership's limited partners. The District Court issued a preliminary injunction against the Partnerships requiring them to commence mailing materials relating to High River tender offer materials on August 14, 1995.

     On August 18, 1995, McNeil Partners, McNeil Investors, the Partnerships, and Mr. and Mrs. McNeil filed an Answer and Counterclaim. The Counterclaim principally asserts (1) the HR tender offers have been undertaken in violation of the federal securities laws, on the basis of material, non-public, and confidential information, and (2) that the HR offer documents omit and/or misrepresent certain material information about the HR tender offers. The counterclaim seeks a preliminary and permanent injunction against the continuation of the HR tender offers and, alternatively, ordering corrective disclosure with respect to allegedly false and misleading statements contained in the tender offer documents.

     The High River tender offer expired on October 6, 1995. The Defendants believe that the action is moot and expect the matter to be dismissed shortly.

3)   Robert Lewis vs. McNeil  Partners,  L.P.,  McNeil  Investors,  Inc., Robert
     A. McNeil et al - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972,
     McNeil Real Estate Fund X, Ltd. and  McNeil  Real  Estate  Fund   XV,  Ltd.
     Plaintiff  brings this action on his own behalf and as  a  class  action on behalf of the class of all limited partners of McNeil Pacific Investors Fund 1972, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, Ltd. (the "Partnerships") as of August 4, 1995.

     Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (collectively, the "Defendants") breached their fiduciary duties by, among other things, (1) failing to attempt to sell the properties owned by the Partnerships ("Properties") and extending the lives of the Partnerships indefinitely, contrary to the Partnerships' business plans, (2) paying distributions to themselves and generating fees for their affiliates, (3) refusing to make significant distributions to the class members, despite the fact that the Partnerships have positive cash flows and substantial cash balances, and (4) failing to take steps to create an auction market for Partnership equity interests, despite the fact that a third party bidder filed tender offers for approximately forty-five percent (45%) of the outstanding units of each of the Partnerships. Plaintiff also claims that Defendants have breached the Partnership Agreements by failing to take steps to liquidate the Properties and by their alteration of the Partnerships' primary purposes, their acts in contravention of these agreements, and their use of the Partnership assets for their own benefit instead of for the benefit of the Partnerships.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

4) James F. Schofield, Gerald C. Gillett and Donna S. Gillett vs. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Real Estate Fund V,Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. et al - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint) and United States District Court, Southern District of New York, Case No. 95CIV.6711 (Class and Derivative Action Complaint)

     These are corporate/securities class and derivative actions brought in state and federal court by limited partners of each of the nine (9) limited partnerships that are named as Nominal Defendants as listed above ("Partnerships"). Plaintiffs allege that Defendants McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and four (4) of their senior officers and/or directors have breached their fiduciary duties. Specifically, Plaintiffs allege that Defendants have caused the Partnerships to enter into several wasteful transactions that have no business purpose or benefit to the Partnerships and which have rendered such units highly illiquid and artificially depressed the prices that are available for units on the limited resale market. Plaintiffs also allege that Defendants have engaged in a course of conduct to prevent the acquisition of units by Carl Icahn by disseminating false, misleading and inadequate information. Plaintiffs further allege that Defendants have acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders and, thereby, have breached the Partnership Agreements.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend these actions.

5) Alfred Napoletano vs. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (class action complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above ("Partnerships"). Plaintiff alleges that Defendants have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships, (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and
     (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

6) Warren Heller vs. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957(class action complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above ("Partnerships"). Plaintiff alleges that Defendants have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships, (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and
     (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

7) High River Limited Partnership v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil - United States District Court for the Southern District of New York, (Case No. 95 Civ. 9488) (Second Action).

     On November 7, 1995, High River commenced a second complaint which alleges, inter alia, that McNeil's Schedule 14D-9 filed in connection with the High River tender offers was materially false and misleading, in violation of Sections 14(d) and 14(e) of the Securities Exchange Act of 1934, 15 U.S.C.
     Section 78n(d) and (e), and the SEC Regulations promulgated thereunder; and that High River further alleges that McNeil has wrongfully refused to admit High River as a limited partner to the Funds. Additionally, High River purports to assert claims derivatively on behalf of Funds IX, XI, XV, XXIV and XXV, for breach of contract and breach of fiduciary duty, asserting that McNeil has charged these Partnerships excessive fees. High River's complaint seeks, inter alia, preliminary injunctive relief requiring McNeil to admit High River as a limited partner in each of the ten Partnerships and to transfer the tendered units of interest in the Partnerships to High River; an unspecified award of damages payable to High River and an additional unspecified award of damages payable to certain of the Partnerships; an order that defendants must discharge their fiduciary duties and must account for all fees they have received from certain of the Partnerships; and attorneys' fees.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

ITEM 5.  OTHER INFORMATION
-------  -----------------

As previously disclosed, on an unsolicited basis, High River Limited Partnership ("High River"), a partnership controlled by Carl Icahn, announced that it had commenced an offer to purchase 49,577 units of limited partnership interest in the Partnership (approximately 45% of the Partnership's units) at $143 per unit. The tender offer was originally due to expire on August 31, 1995. In connection therewith, the parties entered into certain negotiations and discussions regarding, among other things, possible transactions between the parties and their affiliates, McNeil Partners, McNeil Investors, and McREMI. On September 19, 1995, the parties having not reached any resolution on the terms of the proposed transactions, McNeil Partners terminated the parties' discussion. High River had extended its offer several times until the final expiration date of October 6, 1995. On October 11, 1995 High River announced that based on preliminary information furnished by the depositary for the tender offer, approximately 7,524 Units of the Partnership were tendered and not withdrawn prior to the expiration of the tender offer. On October 12, 1995, McNeil Partners announced that it would continue to explore potential avenues to enhance the value of the Partnership units, which may include, among other things, asset sales, refinancings of Partnership properties followed by distributions or tender offers for units of limited partnership. There can be no assurance that any such plans will develop or that any such transactions will be consummated.

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

        27.                Financial   Data    Schedule   for  the quarter ended
                           September 30, 1995.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

                        McNEIL REAL ESTATE FUND IX, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                                   McNEIL REAL ESTATE FUND IX, Ltd.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



November 14, 1995                                  By:  /s/  Donald K. Reed
--------------------                                    -------------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



November 14, 1995                                  By:  /s/  Robert C. Irvine
--------------------                                    -------------------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



November 14, 1995                                  By:  /s/  Brandon K. Flaming
---------------------                                   --------------------------------------------------
Date                                                    Brandon K. Flaming
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.
