Form 10-K405
period 1995-12-31
MCNEIL REAL ESTATE FUND IX LTD
filed 1996-03-29
CIK 276326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended   December 31, 1995
                               -------------------------------------------------

                                       OR

[ ]  TRANSITION    REPORT   PURSUANT  TO   SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-9026
                           ---------

                        McNEIL REAL ESTATE FUND IX, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                  94-2491437
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification No.)

             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
             (Address of principal executive offices)       (Zip code)

Registrant's telephone number, including area code    (214)  448-5800
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act: None
----------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act: Limited partnership units
----------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

104,455 of the registrant's 110,170 limited partnership units are held by non-affiliates of this registrant. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:        See Item 14, Page 42

                                TOTAL OF 47 PAGES

                                     PART I


ITEM 1.   BUSINESS
-------   --------

ORGANIZATION
------------

McNeil Real Estate Fund IX, Ltd., (the "Partnership") was organized May 1, 1978, as a limited partnership under provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert
A. McNeil ("McNeil"). The Partnership is governed by an amended and restated partnership agreement of limited partnership dated November 12, 1991, as amended (the "Amended Partnership Agreement"). Prior to November 12, 1991, Pacific Investors Corporation (the prior "Corporate General Partner"), a wholly-owned subsidiary of Southmark Corporation ("Southmark"), and McNeil were the general partners of the Partnership, which was governed by an agreement of limited partnership dated May 1, 1978 (the "Original Partnership Agreement"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240.

On January 10, 1979, a Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $55,000,000 of limited partnership units ("Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on September 7, 1979, with 110,000 Units sold at $500 each, or gross proceeds of $55,000,000 to the Partnership. In addition, the original general partners purchased an additional 200 Units for $100,000. In 1993, 30 Units were relinquished leaving 110,170 Units outstanding at December 31, 1995.

SOUTHMARK BANKRUPTCY AND ASSET PURCHASE AGREEMENT
-------------------------------------------------

On July 14, 1989, Southmark filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Neither the Partnership, McNeil nor the Corporate General Partner were included in the filing. Southmark's reorganization plan became effective August 10, 1990. Under the plan, most of Southmark's assets, which included Southmark's interests in the Corporate General Partner, are being sold or liquidated for the benefit of creditors.

In accordance with Southmark's reorganization plan, Southmark, McNeil and various of their affiliates entered into an asset purchase agreement on October 12, 1990 providing for, among other things, the transfer of control to McNeil or his affiliates of 34 limited partnerships (including the Partnership) in the Southmark portfolio.

On February 14, 1991, pursuant to the asset purchase agreement as amended on that date: (a) an affiliate of McNeil purchased the Corporate General Partner's economic interest in the Partnership; (b) McNeil became the managing general partner of the Partnership pursuant to an agreement with the Corporate General Partner that delegated management authority to McNeil; and (c) McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of McNeil, acquired the assets relating to the property management and partnership administrative business of Southmark and its affiliates and commenced management of the Partnership's properties pursuant to an assignment of the existing property management agreements from the Southmark affiliates.

On November 12, 1991, the limited partners approved a restructuring proposal that provided for (i) the replacement of the Corporate General Partner and McNeil with the General Partner; (ii) the adoption of the Amended Partnership Agreement, which substantially alters the provisions of the Original Partnership Agreement relating to, among other things, compensation, reimbursement of expenses, and voting rights; and (iii) the approval of a new property management agreement with McREMI, the Partnership's property manager.

The Amended Partnership Agreement provides for a Management Incentive Distribution ("MID") to replace all other forms of general partner compensation other than property management fees and reimbursements of certain costs.
Additional Units may be issued in connection with the payment of the MID pursuant to the Amended Partnership Agreement. See Item 8 - Note 2 - "Transactions with Affiliates." For a discussion of the methodology for calculating and distributing MID, see Item 13 - Certain Relationships and Related Transactions.

Settlement of Claims:

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995, the Partnership received in full satisfaction of its claims, $53,573 in cash, and common and preferred stock in the reorganized Southmark. The cash and stock represent the Partnership's pro-rata share of Southmark assets available for Class 8 claimants. The Partnership sold the Southmark common and preferred stock in May 1995 for $17,244 which, when combined with the cash proceeds from Southmark, resulted in a gain on settlement of litigation of $70,817.

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential real estate and other real estate related assets. At December 31, 1995, the Partnership owned fourteen income-producing properties as described in Item 2 - Properties.

The Partnership does not directly employ any personnel. The General Partner conducts the business of the Partnership directly and through its affiliates. The Partnership is managed by the General Partner. The Partnership has reimbursed affiliates of the General Partner for certain expenses incurred by the affiliates in connection with the management of the Partnership. See Item 8
- Note 2 - "Transactions With Affiliates."

The business of the Partnership to date has involved only one industry segment. See Item 8 - Financial Statements and Supplementary Data. The Partnership has no foreign operations. The business of the Partnership is not seasonal.

Business Plan:

The Partnership's anticipated plan of operations for 1996 is to preserve or increase the net operating income of its properties whenever possible, while at the same time making whatever capital expenditures are reasonable under the circumstances in order to preserve and enhance the value of the Partnership's properties. The General Partner is evaluating market and other economic conditions to determine the optimum time to commence an orderly liquidation of the Partnership's properties in accordance with the terms of the Amended Partnership Agreement. In conjunction therewith, the General Partner will continue to explore potential avenues to enhance the value of the limited partners' Units, which may include, among other things, asset sales or refinancings of the Partnership's properties followed by distributions. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Competitive Conditions:

Since the principal business of the Partnership is to own and operate real estate, the Partnership is subject to all of the risks incident to ownership of real estate and interests therein, many of which relate to the illiquidity of this type of investment. These risks include changes in general or local economic conditions, changes in supply or demand for competing properties in an area, changes in interest rates and availability of permanent mortgage funds which may render the sale or refinancing of a property difficult or unattractive, changes in real estate and zoning laws, increases in real property tax rates and Federal or local economic or rent controls. The illiquidity of real estate investments generally impairs the ability of the Partnership to respond promptly to changed circumstances. The Partnership competes with numerous established companies, private investors (including foreign investors), real estate investment trusts, limited partnerships and other entities (many of which have greater resources than the Partnership) in connection with the sale, financing and leasing of properties. The impact of these risks on the
Partnership, including losses from operations and foreclosures of the Partnership's properties, is described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. See Item 2 - Properties for discussion of competitive conditions at the Partnership's properties.

Other information:

The environmental laws of the Federal government and of certain state and local governments impose liability on current property owners for the clean-up of hazardous and toxic substances discharged on the property. This liability may be imposed without regard to the timing, cause or person responsible for the release of such substances onto the property. The Partnership could be subject to such liability in the event that it owns properties having such environmental problems. The Partnership has no knowledge of any pending claims or proceedings regarding such environmental problems.

In August 1995, High River Limited Partnership, a Delaware limited partnership controlled by Carl C. Icahn ("High River") made an unsolicited tender offer (the "HR Offer") to purchase from holders of Units up to approximately 45% of the outstanding Units of the Partnership for a purchase price of $143 per Unit. In addition, High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the HR Offer made with respect to the Partnership and not tender their Units pursuant to the HR Offer. The HR Offer terminated, after numerous extensions, on October 6, 1995. The General Partner believes that as of February 29, 1996, High River has purchased approximately 7.23% of the outstanding Units pursuant to the HR Offer. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the HR Offer has been dismissed without prejudice.

ITEM 2.   PROPERTIES
-------   ----------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1995. The buildings and the land on which they are located are owned by the Partnership in fee, subject in each case (with the exception of Westridge, which is unencumbered by mortgage indebtedness) to a first lien deed of trust as set forth more fully in Item 8 - Note 5 - "Mortgage Notes Payable." See also Item 8 - Note 4 - "Real Estate Investments" and
Schedule III - "Real Estate Investments and Accumulated Depreciation." In the opinion of management, the properties are adequately covered by insurance.

                                             Net Basis                               1995              Date
Property              Description           of Property          Debt             Property Tax      Acquired
--------              -----------          ---------------   --------------    ---------------      --------
Berkley Hills (1)     Apartments
Madison, TN           251 units            $     2,517,754   $    3,255,924    $      66,132           6/79

Cherry Hills (2)      Apartments
Wichita, KS           348 units                  4,624,405        4,634,041           80,477           6/80

Forest Park
  Village (3)         Apartments
Columbus, OH          376 units                  4,056,519        6,192,845          182,342           12/79

Heather Square        Apartments
Dallas, TX            288 units                  4,235,681        3,429,615          153,017           10/79

Lantern Tree (4)      Apartments
Omaha, NE             110 units                  1,523,877        2,404,122           63,486           7/79

Meridian West (5)     Apartments
Puyallup, WA          181 units                  2,553,373        3,352,624           85,691           1/80

Pennbrook (6)         Apartments
Dallas, TX            216 units                  3,447,954        3,187,297          148,613           1/80

Rockborough (7)       Apartments
Addison, TX           136 units                  2,156,550        2,212,544           67,906           1/80

Rolling Hills (8)     Apartments
Louisville, KY        400 units                  4,100,405        6,685,297           80,137           9/79

Ruskin Place (9)      Apartments
Lincoln, NE           270 units                  2,911,102        4,581,309          165,054           12/79

Sheraton Hills        Apartments
Nashville, TN         272 units                  2,597,459        2,838,674           88,191           6/79

                                             Net Basis                               1995              Date
Property              Description           of Property          Debt             Property Tax      Acquired
--------              -----------          ---------------   --------------    ---------------      --------
Westgate (10)         Apartments
Lansing, MI           264 units            $     2,956,800   $    5,893,110    $     145,457           12/79

Westridge             Apartments
Ft. Worth, TX         176 units                  2,311,872                -           50,667           1/80

Williamsburg (11)     Apartments
Shreveport, LA        194 units                  2,440,411        2,723,420           59,283           12/79
                                            --------------    -------------     ------------

                                           $    42,434,162   $   51,390,822    $   1,436,453
                                            ==============    =============     ============

-----------------------------------------
Total:    Apartments  -  3,482 units

(1) Berkley Hills Apartments is owned by Berkley Hills Associates which is wholly-owned by the Partnership and the General Partner.

(2)  Cherry  Hills   Apartments  is  owned  by  Cherry  Hills  Fund  IX  Limited
     Partnership which is wholly-owned by the Partnership.

(3) Forest Park Village Apartments is owned by Forest Park Fund IX Associates Limited Partnership which is wholly-owned by the Partnership and the General Partner.

(4)  Lantern  Tree   Apartments  is  owned  by  Lantern  Tree  Fund  IX  Limited
     Partnership which is wholly-owned by the Partnership.

(5) Meridian West Apartments is owned by Meridian West Fund IX Limited Partnership which is wholly-owned by the Partnership.

(6) Pennbrook Apartments is owned by Pennbrook Fund IX Associates, L.P. which is wholly-owned by the Partnership and the General Partner.

(7) Rockborough Apartments is owned by Rockborough Fund IX Limited Partnership which is wholly-owned by the Partnership.

(8) Rolling Hills Apartments is owned by Rolling Hills Fund IX Associates L.P. which is wholly-owned by the Partnership and the General Partner.

(9) Ruskin Place Apartments is owned by Ruskin Place Fund IX Associates which is wholly-owned by the Partnership and the General Partner.

(10) Westgate Apartments (formerly known as Sherwood Forest Apartments) is owned by Sherwood Forest Fund IX Associates which is wholly-owned by the Partnership and the General Partner.

(11) Williamsburg   Apartments  is  owned  by   Williamsburg   Fund  IX  Limited
     Partnership which is wholly-owned by the Partnership.

The following table sets forth the properties' occupancy rate and rent per square foot for each of the last five years:

                                        1995           1994            1993           1992           1991
                                    -------------  -------------  --------------  -------------  -----------
Berkley Hills
   Occupancy Rate............             98%            98%            98%            94%             87%
   Rent Per Square Foot......           $5.69          $5.35          $4.87          $4.48           $4.39

Cherry Hills
   Occupancy Rate............             89%            89%            81%            85%             92%
   Rent Per Square Foot......           $5.75          $5.80          $5.05          $5.15           $4.90

Forest Park Village
   Occupancy Rate............             85%            92%            91%            91%             92%
   Rent Per Square Foot......           $5.80          $5.57          $5.51          $5.38           $5.22

Heather Square
   Occupancy Rate............             99%            99%            97%            93%             93%
   Rent Per Square Foot......           $7.00          $6.61          $6.20          $5.75           $5.58

Lantern Tree
   Occupancy Rate............             99%            99%            96%            97%             96%
   Rent Per Square Foot......           $7.58          $7.07          $6.83          $6.41           $6.02

Meridian West
   Occupancy Rate............             93%            90%            92%            95%             96%
   Rent Per Square Foot......           $7.18          $6.99          $7.35          $7.11           $6.89

Pennbrook
   Occupancy Rate............             98%            94%            97%            95%             87%
   Rent Per Square Foot......           $7.62          $7.23          $7.03          $6.62           $6.05



                                        1995           1994            1993           1992           1991
                                    -------------  -------------  --------------  -------------  ------------
Rockborough
   Occupancy Rate............             97%            99%            96%            93%             93%
   Rent Per Square Foot......           $7.80          $7.40          $7.00          $6.67           $6.25

Rolling Hills
   Occupancy Rate............             94%            97%            90%            91%             93%
   Rent Per Square Foot......           $4.66          $4.33          $3.95          $3.79           $3.69

Ruskin Place
   Occupancy Rate............             97%            96%            97%            96%             95%
   Rent Per Square Foot......           $6.78          $6.47          $6.26          $6.10           $5.68

Sheraton Hills
   Occupancy Rate............             98%            97%            98%            94%             92%
   Rent Per Square Foot......           $5.53          $5.14          $4.85          $4.37           $4.25

Westgate
   Occupancy Rate............             86%            92%            94%            94%             93%
   Rent Per Square Foot......           $6.66          $6.51          $6.15          $6.11           $5.91

Westridge
   Occupancy Rate............             89%            96%            86%            92%             91%
   Rent Per Square Foot......           $4.80          $4.64          $4.43          $4.48           $4.26

Williamsburg
   Occupancy Rate............             95%            99%            97%            95%             91%
   Rent Per Square Foot......           $6.22          $5.86          $5.41          $4.98           $4.74


Occupancy rate represents all units leased divided by the total number of units of the property as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property divided by the leasable square footage of the property.

Competitive Conditions at Properties
------------------------------------

A strong local economy has benefited Berkley Hills Apartments. The property increased rental rates 6% over 1994 levels, in line with averages for the local area. Occupancy rates, too, have been comparable with the property's competition. Capital improvements at Berkley Hills have allowed the property to remain competitive with nearby apartment communities. The strong local economy, and the high occupancy rates are prompting new construction in the area; but to date, the new construction has not been located near Berkley Hills, and has been targeted to upscale single residents while Berkley Hills targets middle class families and singles.

Cherry Hills Apartments is one of Wichita's finer apartment communities in terms of interior and exterior appearance. The well-maintained property's occupancy rate is several points above the average occupancy rate of its competitors. Rental rates, also, have typically been higher than the rates charged by the property's competitors. The Wichita area, however, has been a difficult market for apartment communities. Nearby McConnell Air Force Base has constructed new housing facilities for military personnel, upon which Cherry Hills relies for many of its tenants. Cuts in military spending may also impact McConnell Air Force Base and thereby impact Cherry Hills.

Forest Park Village Apartments is currently in the midst of a four-year capital improvement program. Exterior renovations are largely complete, and interior upgrades are in process. The capital program is needed to allow the property to compete with numerous other apartment communities in the Northeast Columbus submarket. Forest Park Village represents a common property in the submarket, with no distinguishing characteristics other than basements in all its units. The submarket is very competitive, and many of the competing properties have been renovated in the past few years. The capital program will allow Forest Park Village to maintain its competitiveness.

Occupancy rates at Heather Square Apartments typically run 2 or 3 percentage points above the market due to the excellent curb appeal of the property. The property also is able to command rental rates slightly higher than most of its competition. Competition is mixed in the Dallas submarket where Heather Square is located. As long as the local economy remains strong, it is anticipated that the property will do well in competition with both older properties and new construction under development. Annual absorption of apartment units has roughly equaled newly constructed units the past two years.

Lantern Tree Apartments has maintained occupancy and rental rates higher than its competition due to spacious and attractive floor plans. The average area occupancy rate is 95%, but Lantern Tree usually exceeds that level. Depending on the size of the unit, rent per square foot at Lantern Tree averages 13% to 30% higher than its competition. The property appeals to single, upper-middle class residents. The principal competitive disadvantage of the property is its location that is set back from the main thoroughfare reducing its drive-by visibility.

The economy in Meridian West Apartments' submarket has improved during the past year. The area's major employer, Boeing, has increased its activity in the area. As a result, rental and occupancy rates in the area are on the upswing. Meridian West's occupancy rate improved in 1995 over 1994. Management plans to increase rental rates and eliminate discounts in 1996. Meridian West competes primarily with better quality apartment communities, and thus the Partnership generally expects rental and occupancy rates lower than local market rates. Capital improvements placed in service during 1995 and 1994 were critical to allow the property to compete effectively with its better-quality competition.

Occupancy rates at Pennbrook Apartments are in-line with the 95% average of the submarket where the property is located. Extensive capital improvements during 1991-1993 have positioned the property to compete effectively for the middle-class, single residents that dominate its resident profile. The Dallas market is expected to remain strong. For the past two years, new apartment construction has roughly equaled the number of apartment units absorbed by the market. Absorption is expected to lag construction in 1996, but the surplus units will likely be limited to newer, high-quality apartment properties and should have little effect on Pennbrook.

Rockborough  Apartments  boasts  excellent  curb  appeal,  which has enabled the property to maintain occupancy levels a few percentage points above the 94% market average. Rockborough compares well to the established apartment communities in the area. New construction is going in the area, but at rental rates substantially higher than the rates charged at Rockborough. The Dallas area economy is expected to remain strong. New apartment construction is expected to exceed absorption in 1996, but the surplus units will likely be limited to newer, high-quality apartment properties and should have little effect on Rockborough.

The area surrounding Rolling Hills Apartments is experiencing strong growth. Capital improvements at Rolling Hills the past two years have upgraded the property to compete more effectively with the high-quality apartment communities in the immediate area. Rolling Hills offers the largest floor plans in the area. The interiors of the units are dated, necessitating scheduled 1996 improvements to unit interiors. Occupancy rates are comparable to the market's 96% average, but average rental rates are lower than the market. Rolling Hills is a good quality property competing against even-better quality properties.

Ruskin Place Apartments has steadily improved its performance over the past several years despite competitive pressures from newer apartment properties. The newer properties, and new construction in progress, have put upward pressure on local rental rates. Ruskin Place Apartments has been able to offer its units at lower, but still rising rental rates. This trend is expected to continue given the population increases and stable economic conditions in the local area.

The Nashville economy is expected to remain strong through 1997, and developers are planning new apartment projects in the area of Sheraton Hills Apartments. Older properties, such as Sheraton Hills, have been able to increase rental rates an average of 6% to 7% since 1993. Although Sheraton Hills will not compete directly with the new construction, the new construction will tend to slow the increases in rental rates that older properties may expect in coming years. The capital improvements placed in service at Sheraton Hills over the past two years allow the property to compete effectively against older properties in the area.

Westgate Apartments is in need of extensive capital improvements to compete effectively with other area apartment properties. The exterior and interiors of the units are dated and unattractive. Occupancy rates are averaging four percentage points below competing properties, and rental rates are averaging approximately 85% of the average rental rates charged by competing properties. Nine percent of Westgate's units are three and four bedroom floor plans, which are the only three and four bedroom units in the area. The local economy is doing very well, with unemployment at 2.8%. The property also has a good location in a desirable school district.

The economy of the Fort Worth sub-market where Westridge Apartments is located remains weak due to the closing of nearby Carswell Air Force Base and layoffs at Lockheed. Weakness in the area economy has prevented any meaningful rental increases since 1990. Westridge is well maintained and offers attractive floorplans. The occupancy rate has averaged 5 percentage points higher than competitive properties in the area.

The physical condition of Williamsburg Apartments is good, with only minor capital improvements needed. The property offers attractive floor plans with interiors that are being upgraded with new fixtures. The Shreveport market has experienced modest improvement over the past three years. Nearby Barksdale Air Force Base and a growing gambling industry provide the employment base for many of the property's tenants. The occupancy rate at Williamsburg usually exceeds market occupancy rates by two percentage points due to its excellent curb appeal. New apartment developments within a mile of the property are a concern.

ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil (L95012) - High River ("HR") filed this action in the United States District Court for the Southern District of New York against McNeil Partners, L.P., McNeil Investors, Inc. and Mr. and Mrs. McNeil (as defined in this Section 1, collectively, the "Defendants") requesting, among other things, names and addresses of the limited partners in the partnerships referenced above (as defined in this Section 1, the "Partnerships"). The District Court issued a preliminary injunction against the Partnerships requiring them to commence mailing materials relating to the HR tender offer on August 14, 1995.

     On August 18, 1995, the Defendants  filed an Answer and  Counterclaim.  The
     Counterclaim principally asserts (1) the HR tender offers have been undertaken in violation of the federal securities laws, on the basis of material, non-public, and confidential information, and (2) that the HR offer documents omit and/or misrepresent certain material information about the HR tender offers. The Counterclaim seeks a preliminary and permanent injunction against the continuation of the HR tender offers and, alternatively, ordering corrective disclosure with respect to allegedly false and misleading statements contained in the tender offer documents.

     This action was dismissed without prejudice in November 1995.

2) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil - United States District Court for the Southern District of New York, (Case No. 95 Civ. 9488) (Second Action).

     On November 7, 1995, High River filed a second complaint with the District Court which alleges, inter alia, that McNeil Partners, L.P.'s (the "General Partner") Schedule 14D-9 filed in connection with the High River tender offers was materially false and misleading, in violation of Sections 14(d) and 14(e) of the Securities Exchange Act of 1934, 15 U.S.C. Section 78n(d) and (e), and the SEC Regulations promulgated thereunder; and that High River further alleges that the General Partner has wrongfully refused to admit High River as a limited partner to the ten partnerships referenced above. Additionally, High River purports to assert claims derivatively on behalf of McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, L.P., for breach of contract and breach of fiduciary duty, asserting that the General Partner has charged these partnerships excessive fees. High River's complaint seeks, inter alia, preliminary injunctive relief requiring the General Partner to admit High River as a limited partner in each of the ten partnerships referenced above and to transfer the tendered units of interest in the partnerships to High River; an unspecified award of damages payable to High River and an additional unspecified award of damages payable to certain of the partnerships; an order that defendants must discharge their fiduciary duties and must account for all fees they have received from certain of the partnerships; and attorneys' fees.

     On January 31, 1996, this action was dismissed without prejudice.

3) Robert Lewis v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil et al - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) - Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     Plaintiff brings this action on his own behalf and as a class action on behalf of the class of all limited partners of McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, Ltd. (as defined in this Section 3, the "Partnerships") as of August 4, 1995.

     Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 3, collectively, the "Defendants") breached their fiduciary duties by, among other things, (1) failing to attempt to sell the properties owned by the Partnerships (as defined in this Section 3, the "Properties") and extending the lives of the Partnerships indefinitely, contrary to the Partnerships' business plans, (2) paying distributions to themselves and generating fees for their affiliates, (3) refusing to make significant distributions to the class members, despite the fact that the Partnerships have positive cash flows and substantial cash balances, and (4) failing to take steps to create an auction market for equity interests of the Partnerships, despite the fact that a third party bidder filed tender offers for approximately forty-five percent (45%) of the outstanding units of each of the
     Partnerships. Plaintiff also claims that Defendants have breached the partnership agreements of the Partnerships by failing to take steps to liquidate the Properties and by their alteration of the Partnerships' primary purposes, their acts in contravention of these agreements, and their use of the assets of the Partnerships for their own benefit instead of for the benefit of the Partnerships.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

4) James F. Schofield, Gerald C. Gillett and Donna S. Gillett v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. et al - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint) and United States District Court, Southern District of New York, Case No. 95CIV.6711 (Class and Derivative Action Complaint)

     These are corporate/securities class and derivative actions brought in state and federal court by limited partners of each of the nine (9) limited partnerships that are named as nominal defendants as listed above (as defined in this Section 4, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and four (4) of their senior officers and/or directors (as defined in this Section 4, collectively, the "Defendants") have breached their fiduciary duties. Specifically, Plaintiffs allege that Defendants have caused the Partnerships to enter into several wasteful transactions that have no business purpose or benefit to the Partnerships and which have rendered such units highly illiquid and artificially depressed the prices that are available for units on the limited resale market. Plaintiffs also allege that Defendants have engaged in a course of conduct to prevent the acquisition of units by Carl Icahn by disseminating false, misleading and inadequate information. Plaintiffs further allege that Defendants have acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders and, thereby, have breached the partnership agreements.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend these actions.

5)   Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 5, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 5, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

6) Warren Heller v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 6, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 6, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

For a discussion of the Southmark  bankruptcy,  see Item 1 - Business.  See also
Item 8 - Note 9 - "Gain on Legal Settlement."

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

None.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND
-------   ------------------------------------------------------------
          RELATED SECURITY HOLDER MATTERS
          -------------------------------

(A) There is no established public trading market for limited partnership units, nor is one expected to develop.

(B)  Title of Class                  Number of Record Unit Holders
     --------------                  -----------------------------

     Limited partnership units       4,896 as of February 16, 1996

(C) No distributions were made to the limited partners during 1995 or 1994 and none are anticipated in 1996. The Partnership accrued distributions of $1,070,763 and $973,023 for the benefit of the General Partner for the years ended December 31, 1995 and 1994, respectively, of which $357,763 remains unpaid at December 31, 1995. These distributions relate to the contingent MID pursuant to the Amended Partnership Agreement. Distributions of contingent MID are expected to be paid to the General Partner in 1996. See Item 8 - Note 2 - "Transactions with Affiliates." See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the likelihood that the Partnership will resume distributions to the limited partners.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8.


Statements of                                                Years Ended December 31,
Operations                              1995           1994            1993           1992           1991
------------------                  -------------  -------------  --------------  -------------  ------------
Rental revenue...............       $  19,123,434  $  18,202,306  $  17,215,644   $ 16,487,239   $ 15,808,082
Total revenue................          19,567,182     18,642,220     17,367,511     16,636,929     16,123,484
Loss before extraordinary
 items.......................            (328,996)      (387,787)    (1,320,829)    (1,613,265)    (1,927,436)
Extraordinary items..........                   -              -        (31,055)       104,096              -
Net loss.....................            (328,996)      (387,787)    (1,351,884)    (1,509,169)    (1,927,436)

Net loss per limited
 partnership unit:
Loss before
 extraordinary items.........       $       (9.19) $       (9.21) $      (19.30)  $     (22.05)  $     (16.62)
Extraordinary items.........                    -              -           (.28)           .94              -
                                     ------------   ------------   ------------    ------------   -----------

Net loss.....................       $       (9.19) $       (9.21) $      (19.58)  $     (21.11) $      (16.62)
                                     ============   ============   ============    ===========    ===========

                                                                   December 31,
Balance Sheets                          1995           1994            1993           1992           1991
--------------                      -------------  -------------  --------------  -------------  -------------

Real estate investments, net...     $  42,434,162  $  42,830,552  $   42,133,962  $  42,478,066 $   42,764,914
Total assets...................        49,970,886     51,749,891      53,376,263     49,696,209     51,098,910
Mortgage notes payable, net....        51,390,822     52,098,952      52,610,769     46,917,274     44,846,933
Partners' equity (deficit).....        (4,400,760)    (3,001,001)     (1,640,191)       519,560      2,700,630


See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------   -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

FINANCIAL CONDITION
-------------------

The  Partnership  was formed to  acquire,  operate and  ultimately  dispose of a portfolio of income-producing real properties. At the end of 1995, the Partnership owned fourteen apartment properties. All but one of the Partnership's properties are subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

1995 compared to 1994

Revenue:

Rental revenue for 1995 increased $921,128 or 5.1% over 1994 rental revenues. Rental revenues increased at all of the Partnership's properties, except for a
 .7% decrease at Cherry Hills. The Partnership raised base rental rates an average of 4.0% at all of its properties. Increases in base rental rates were partially offset by lower average occupancy rates at Berkley Hills, Westgate,
Westridge   and   Williamsburg.   Occupancy   rates  at  the  remainder  of  the
Partnership's properties increased or remained steady.

As discussed in Note 9 - "Gain on Legal Settlement," in 1995 the Partnership received cash and common and preferred stock in the reorganized Southmark in settlement of its bankruptcy claims against Southmark. The Partnership recognized a one-time gain of $70,817 gain as result of this settlement.

The Partnership also recorded a $125,967 gain on involuntary conversion in 1995. The gain relates to hail damage incurred at Westridge Apartments on May 5, 1995, and to a fire that destroyed two units at Cherry Hill Apartments on November 3, 1995. The Partnership incurred damages of $150,938 and $55,495 at Westridge Apartments and Cherry Hill Apartments, respectively. The Partnership received a total of $185,094 from its insurance carrier to repair the damage at both properties. The excess of insurance proceeds over the adjusted basis of the property destroyed resulted in gains of $109,006 and $16,961, respectively.

Expenses:

Partnership  expenses  increased  $866,171 or 4.6% in 1995 compared to 1994. The
increased   expenses  were   concentrated  in   depreciation   and  general  and
administrative expenses.

Depreciation expense increased $527,010 or 15.5% in 1995 compared to 1994. Increased depreciation expense is the result of depreciation on the $3.6 million of new capital improvements placed in service during 1995. The capital improvements are generally depreciated over lives ranging from five to ten years.

General and administrative expenses increased $120,290 or 68% in 1995 compared to 1994. The Partnership incurred $173,497 of costs relating to the evaluation and dissemination of information with regards to an unsolicited tender offer. No such expenses were incurred in 1994.

1994 compared to 1993

Revenue:

Rental revenues for 1994 increased $986,662 or 5.7% over 1993 rental revenues. Rental revenues increased at thirteen of the Partnership's fourteen properties. The Partnership raised base rental rates at all of its properties except for Westridge Apartments. Increases in base rental rates were partially offset by lower average occupancy rates at Meridian West Apartments, Pennbrook Apartments, Ruskin Place Apartments, Sheraton Hills Apartments and Westgate Apartments. Average occupancy rates at the remainder of the properties increased or remained the same.

Interest revenue increased 66% because of refinancing proceeds invested by the Partnership in interest-bearing accounts.

The Partnership recorded a $187,854 gain on involuntary conversion in 1994. The gain relates to freeze damage incurred at Rolling Hills Apartments on January 19, 1994, and to a fire that destroyed eleven units at Rockborough Apartments on April 25, 1994. The Partnership incurred damages of $157,680 and $225,123 at Rolling Hills Apartments and Rockborough Apartments, respectively. The Partnership received a total of $359,878 from its insurance carrier to repair the damage at both properties. The excess of insurance proceeds over the adjusted basis of the property destroyed resulted in gains of $108,522 and $79,332 at Rolling Hills Apartments and Rockborough Apartments, respectively.

Expenses:

Partnership expenses increased $341,667 or 1.8% in 1994 compared to 1993. Expenses increased at eight of the Partnership's fourteen properties. The increased expenses were concentrated in depreciation, personnel expenses and property management fees - affiliates.

Depreciation expense increased $375,961 or 12.5% in 1994 compared to 1993. The increase is due to capital improvements placed in service during the past three years. These improvements generally are being depreciated over lives ranging from five to ten years.

Personnel expenses increased $200,579 or 8.8% in 1994 compared to 1993. Personnel expenses have increased and are expected to continue to increase due to the Partnership's effort to increase occupancy rates by the continuous refurbishment of residential units and upgrade of services offered to tenants. Such improvements are partially achieved through higher maintenance standards that require additional personnel and maintenance expenditures. Higher personnel expenses can also be attributed to on-site personnel performing certain maintenance procedures that were formerly contracted to vendors.

Property management fees paid to affiliates increased $60,579 or 7.1% in 1994 compared to 1993. The increase is due to the increase of rental receipts of the Partnership, as noted above. Net rental receipts are the figures upon which property management fees are based.

General and administrative expense decreased $58,891 or 25% for the year ended December 31, 1994. This decrease was due to savings the Partnership achieved through a new tax processing and reporting system and reduction in legal and professional fees. General and administrative expenses paid to affiliates decreased $17,982 or 2.4% during 1994 compared to 1993. These expenses include the fixed portion of the MID and reimbursement of overhead costs incurred by McREMI in managing the Partnership. Fixed MID decreased $114,720 due to elimination of the fixed MID effective July 1, 1993. Cost reimbursements increased $96,738 due to a reduction in the number of properties managed by McREMI over which such costs are allocated.

All other expense items decreased a total of 1.9% in 1994 compared to 1993.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the three year period ended December 31, 1995, the Partnership experienced losses totaling $2,068,667. However, during the same three year period, the Partnership generated $10,013,508 of cash flow from operating activities. Cash provided by operating activities increased $71,879 of 1.9% in 1995 compared to 1994. A 17.6% increase in cash paid to suppliers was more than offset by an increase in cash received from tenants and decreases in interest paid and property taxes paid and escrowed.

The Partnership continued to invest in capital improvements at its properties during 1995. The Partnership invested $3.4 million for capital improvements during 1995, net of insurance proceeds, a decrease from the $3.9 million invested by the Partnership during 1994. These expenditures are necessary to allow the Partnership's aging properties to maintain their appeal to current and prospective tenants. The Partnership has budgeted an additional $1.6 million for capital improvements for 1996.

During 1994 and 1993, the Partnership refinanced or modified nine of its thirteen mortgage notes. These transactions added $5,055,199 to the Partnership's cash reserves, after payment of related deferred borrowing costs, and have reduced the weighted average interest rate of the Partnership's mortgage indebtedness to 8.61% from 9.79%. Cash proceeds from these transactions decreased to $161,809 in 1994 compared to $6,282,227 in 1993. As a result of these transactions, the Partnership's next maturing mortgage does not come due until January 1998.

Short-term liquidity:

Due  to  the  refinancing   transactions,   the  Partnership  enters  1996  with
substantial cash reserves. These reserves will be needed to address continuing capital improvement needs in light of the aging condition of the Partnership's properties. The Partnership has budgeted $1,600,000 for capital improvements for 1996 in addition to the $10.5 million of capital improvements made during the past three years. The General Partner believes these capital improvements are necessary to allow the Partnership to increase its rental revenues in the competitive markets in which the Partnership's properties operate. These expenditures also allow the Partnership to reduce certain repairs and maintenance expenses from amounts that would otherwise be incurred.

At December 31, 1995, the Partnership held $3,059,582 of cash and cash equivalents, down $1,140,262 from the balance at the end of 1994. The General Partner anticipates that cash generated from operations in 1996 will be sufficient to fund the Partnership's budgeted capital improvements and to repay the current portion of the Partnership's mortgage notes. The Partnership's next maturing mortgage note does not come due until January 1998. However, 1996 cash flow from operations likely will not be adequate to pay administrative costs and MID obligations due to affiliates. The Partnership will use its cash reserves for these expenditures. The General Partner considers the Partnership's cash reserves adequate for anticipated operations for 1996.

The General Partner has established a revolving credit facility, not to exceed $5,000,000 in the aggregate, which will be available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive additional funds from the facility because no amount will be reserved for any particular partnership. As of December 31, 1995, $2,662,819 remained available from the facility; however, additional funds could become available as other partnerships repay borrowings. This commitment will terminate on November 12, 1996.

Long-term liquidity:

For the long term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the $10.5 million of capital improvements made by the Partnership during the past three years will yield improved cash flow from property operations in 1996. Furthermore, the General Partner has budgeted an additional $1,600,000 of capital improvements for 1996. If the Partnership's cash position deteriorates, the General Partner may elect to defer certain of the capital improvements, except where such improvements are expected to increase the competitiveness or marketability of the Partnership's properties.

As an additional source of liquidity, the General Partner may attempt to sell Partnership properties judged to be mature considering the circumstances of the market where the properties are located, as well as the Partnership's need for liquidity. However, there can be no guarantee that the Partnership will be able to sell any of its properties for an amount sufficient to retire the related mortgage note and still provide cash proceeds to the Partnership, or that such cash proceeds could be timed to coincide with the liquidity needs of the Partnership. Currently, no Partnership properties are being marketed for sale.

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of contingent MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore for the three year period ended December 31, 1995, $684,002, $627,358, and $804,977, respectively, was allocated to the General Partner. The limited partners received allocations of net loss of ($1,012,998), ($1,015,145), and ($2,156,861) for the three year period ended December 31, 1995, respectively.

With the exception of the contingent MID, distributions to partners have been suspended since 1986 as part of the General Partner's policy of maintaining adequate cash reserves. Distributions to Unit holders will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the Unit holders. During 1995, the Partnership recorded contingent MID of $1,070,763.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

                                                                   Page
                                                                   Number
                                                                   ------

INDEX TO FINANCIAL STATEMENTS
-----------------------------

Financial Statements:
   Report of Independent Public Accountants.............            18

   Balance Sheets at December 31, 1995 and 1994.........            19

   Statements of Operations for each of the three
     years in the period ended December 31, 1995........            20

   Statements of Partners' Equity (Deficit) for each
     of the three years in the period ended
     December 31, 1995..................................            21

   Statements of Cash Flows for each of the three
     years in the period ended December 31, 1995........            22

   Notes to Financial Statements........................            24

   Financial Statement Schedule:

      Schedule III - Real Estate Investments and
         Accumulated Depreciation.......................            37




All other schedules are omitted because they are not applicable or the financial information required is included in the financial statements or the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
McNeil Real Estate Fund IX, Ltd.:


We have audited the accompanying balance sheets of McNeil Real Estate Fund IX, Ltd. (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund IX, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/  Arthur Andersen LLP


Dallas, Texas
    March 6, 1996

                        McNEIL REAL ESTATE FUND IX, LTD.

                                 BALANCE SHEETS


                                                                                  December 31,
                                                                       -----------------------------------
                                                                            1995                 1994
                                                                       ---------------      --------------
ASSETS
------
Real estate investments:
   Land.....................................................           $     6,716,099      $    6,716,099
   Buildings and improvements...............................                83,847,294          80,388,616
                                                                        --------------       -------------
                                                                            90,563,393          87,104,715
   Less:  Accumulated depreciation..........................               (48,129,231)        (44,274,163)
                                                                        --------------       -------------
                                                                            42,434,162          42,830,552

Cash and cash equivalents...................................                 3,059,582           4,199,844
Cash segregated for security deposits.......................                   534,609             494,801
Accounts receivable.........................................                   114,367              64,464
Prepaid expenses and other assets...........................                   223,959             211,266
Escrow deposits.............................................                 1,418,389           1,561,384
Deferred borrowing costs, net of accumulated
   amortization of $689,693 and $487,931 at
   December 31, 1995 and 1994, respectively.................                 2,185,818           2,387,580
                                                                        --------------       -------------

                                                                       $    49,970,886      $   51,749,891
                                                                        ==============       =============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................           $    51,390,822      $   52,098,952
Accounts payable............................................                   266,777             413,894
Accrued property taxes......................................                   962,251             934,733
Accrued interest............................................                   374,740             303,521
Other accrued expenses......................................                   306,022             192,952
Payable to affiliates - General Partner.....................                   508,369             308,131
Security deposits and deferred rental revenue...............                   562,665             498,709
                                                                        --------------       -------------
                                                                            54,371,646          54,750,892
                                                                        --------------       -------------

Partners' deficit:
   Limited partners - 110,200 limited partnership
     units authorized, 110,170 limited partnership
     units issued and outstanding...........................                (1,574,003)           (561,005)
   General Partner..........................................                (2,826,757)         (2,439,996)
                                                                        --------------       -------------
                                                                            (4,400,760)         (3,001,001)
                                                                        --------------       -------------
                                                                       $    49,970,886      $   51,749,891
                                                                        ==============       =============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF OPERATIONS

                                                          For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1995               1994               1993
                                                   --------------     --------------    ---------------
Revenue:
   Rental revenue..........................        $   19,123,434     $   18,202,306    $    17,215,644
   Interest................................               246,964            252,060            151,867
   Gain on legal settlement................                70,817                  -                  -
   Gain on involuntary conversions.........               125,967            187,854                  -
                                                    -------------      -------------     --------------
     Total revenue.........................            19,567,182         18,642,220         17,367,511
                                                    -------------      -------------     --------------

Expenses:
   Interest................................             4,856,024          4,884,548          4,881,418
   Depreciation............................             3,919,845          3,392,835          3,016,874
   Property taxes..........................             1,436,453          1,341,960          1,360,979
   Personnel expenses......................             2,511,799          2,472,613          2,272,034
   Repairs and maintenance.................             2,377,270          2,423,640          2,577,210
   Property management fees -
     affiliates............................               946,627            915,989            855,410
   Utilities...............................             1,556,159          1,527,997          1,535,302
   Other property operating expenses.......             1,261,940          1,174,837          1,216,652
   General and administrative..............               296,175            175,885            234,776
   General and administrative -
     affiliates............................               733,886            719,703            737,685
                                                    -------------      -------------     --------------
     Total expenses........................            19,896,178         19,030,007         18,688,340
                                                    -------------      -------------     --------------

Loss before extraordinary items............              (328,996)          (387,787)        (1,320,829)
Extraordinary items........................                     -                  -            (31,055)
                                                    -------------      -------------     --------------

Net loss...................................        $     (328,996)    $     (387,787)   $    (1,351,884)
                                                    =============      =============     ==============

Net loss allocated to limited
   partners................................        $   (1,012,998)    $   (1,015,145)   $    (2,156,861)
Net income allocated to the
   General Partner.........................               684,002            627,358            804,977
                                                    -------------      -------------     --------------

Net loss...................................        $     (328,996)    $     (387,787)   $    (1,351,884)
                                                    =============      =============     ==============

Net loss per limited partnership unit:
   Loss before extraordinary items.........        $        (9.19)    $        (9.21)   $       (19.30)
   Extraordinary items.....................                     -                  -              (.28)
                                                    -------------      -------------     -------------
   Net loss per limited partnership
     unit..................................        $        (9.19)    $        (9.21)   $       (19.58)
                                                    =============      =============     =============




                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1995, 1994 and 1993


                                                                                                      Total
                                                                                                    Partners'
                                                    General                 Limited                  Equity
                                                    Partner                 Partners                (Deficit)

Balance at December 31, 1992..............       $    (2,091,441)        $     2,611,001       $       519,560

Net income (loss).........................               804,977              (2,156,861)           (1,351,884)

Contingent Management Incentive
   Distribution...........................              (807,867)                      -              (807,867)
                                                  --------------          --------------        --------------

Balance at December 31, 1993..............            (2,094,331)                454,140            (1,640,191)

Net income (loss).........................               627,358              (1,015,145)             (387,787)

Contingent Management Incentive
   Distribution...........................              (973,023)                      -              (973,023)
                                                  --------------          --------------        --------------

Balance at December 31, 1994..............            (2,439,996)               (561,005)           (3,001,001)

Net income (loss).........................               684,002              (1,012,998)             (328,996)

Contingent Management Incentive
   Distribution...........................            (1,070,763)                      -            (1,070,763)
                                                  --------------          --------------        --------------

Balance at December 31, 1995..............       $    (2,826,757)        $    (1,574,003)      $    (4,400,760)
                                                  ==============          ==============        ==============




















                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                            For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1995               1994               1993
                                                   --------------     --------------    ---------------
Cash flows from operating activities:
   Cash received from tenants..............        $   19,040,536     $   18,213,413    $    17,136,777
   Cash received from legal settlement.....                70,817                  -                  -
   Cash paid to suppliers..................            (7,922,261)        (6,737,217)        (7,410,556)
   Cash paid to affiliates.................            (1,671,044)        (1,623,756)        (1,598,588)
   Interest received.......................               246,964            252,060            151,867
   Interest paid...........................            (4,542,671)        (4,851,901)        (4,502,322)
   Property taxes paid and escrowed........            (1,336,619)        (1,438,756)        (1,463,235)
                                                    -------------      -------------     --------------
Net cash provided by operating
   activities..............................             3,885,722          3,813,843          2,313,943
                                                    -------------      -------------     --------------

Cash flows from investing activities:
   Additions to real estate
     investments...........................            (3,582,582)        (4,261,449)        (2,672,770)
   Insurance proceeds from fire/freeze
     damage................................               185,094            359,878                  -
                                                    -------------      -------------     --------------
Net cash used in investing
   activities..............................            (3,397,488)        (3,901,571)        (2,672,770)
                                                    -------------      -------------     --------------

Cash flows from financing activities:
   Principal payments on mortgage
     notes payable.........................              (748,502)          (711,658)          (632,553)
   Deferred borrowing costs paid...........                     -           (120,486)        (1,268,351)
   Contingent Management Incentive
     Distribution..........................              (879,994)          (797,000)          (955,821)
   Net cash proceeds from refinancing/
     modification of mortgage
     notes payable.........................                     -            161,809          6,282,227
                                                    -------------      -------------     --------------
Net cash provided by (used in)
   financing activities....................            (1,628,496)        (1,467,335)         3,425,502
                                                    -------------      -------------     --------------

Net increase (decrease) in cash and
   cash equivalents........................            (1,140,262)        (1,555,063)         3,066,675

Cash and cash equivalents at
   beginning of year.......................             4,199,844          5,754,907          2,688,232
                                                    -------------      -------------     --------------

Cash and cash equivalents at end
   of year.................................        $    3,059,582     $    4,199,844    $    5,754,907
                                                    =============      =============     =============



                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities


                                                            For the Years Ended December 31,
                                                   -----------------------------------------------------
                                                         1995               1994               1993
                                                   ---------------    ---------------   ----------------

Net loss...................................        $     (328,996)    $     (387,787)   $    (1,351,884)
                                                    -------------      -------------     --------------

Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
   Depreciation............................             3,919,845          3,392,835          3,016,874
   Amortization of discounts on
     mortgage notes payable................                40,372             38,032             18,241
   Amortization of deferred borrowing
     costs.................................               201,762            159,019            173,538
   Extraordinary items.....................                     -                  -             31,055
   Gain on involuntary conversions.........              (125,967)          (187,854)                 -
   Changes in assets and liabilities:
     Cash segregated for security
       deposits............................               (39,808)           (11,032)           (56,623)
     Accounts receivable...................               (49,903)            40,537             66,724
     Prepaid expenses and other
       assets..............................               (12,693)            19,334            234,713
     Escrow deposits.......................               142,995            680,527           (112,959)
     Accounts payable......................              (147,117)           158,350            141,302
     Accrued property taxes................                27,518              6,890            (71,809)
     Accrued interest......................                71,219           (164,404)           187,317
     Other accrued expenses................               113,070             32,114             31,076
     Payable to affiliates - General
       Partner.............................                 9,469             11,936             (5,493)
     Security deposits and deferred
       rental revenue......................                63,956             25,346             11,871
                                                    -------------      -------------     --------------

         Total adjustments.................             4,214,718          4,201,630          3,665,827
                                                    -------------      -------------     --------------

Net cash provided by operating
     activities............................        $    3,885,722     $    3,813,843    $    2,313,943
                                                    =============      =============     =============








                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1995

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

McNeil Real Estate Fund IX, Ltd., (the "Partnership") was organized May 1, 1978, as a limited partnership under provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert
A. McNeil ("McNeil"). The Partnership is governed by an amended and restated partnership agreement of limited partnership dated November 12, 1991, as amended (the "Amended Partnership Agreement"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240.

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential real estate and other real estate related assets. At December 31, 1995, the Partnership owned 14 income-producing properties as described in Note 4 - Real Estate Investments.

Basis of Presentation
---------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Partnership's financial statements include the accounts of the following listed tier partnerships for the years ended December 31, 1995, 1994 and 1993. These single asset tier partnerships were formed to accommodate the refinancings of the related properties. The ownership interest of the Partnership and the General Partner in each tier partnership is detailed below. The Partnership retains effective control of each tier partnership. The General Partner's minority interest is not presented because it is either negative or immaterial.

                                                                              % of Ownership Interest
   Tier Partnership                                                      Partnership     General Partner
   ----------------                                                      -----------     ---------------
   Limited partnerships:
     Cherry Hills Fund IX Limited Partnership (a) ................           100                -
     Forest Park Fund IX Associates Limited Partnership (b).......            99                1
     Lantern Tree Fund IX Limited Partnership (a) ................           100                -
     Meridian West Fund IX Limited Partnership (a)................           100                -
     Pennbrook Fund IX Associates, L.P............................            99                1
     Rockborough Fund IX Limited Partnership (a)..................           100                -
     Rolling Hills Fund IX Associates, L.P........................            99                1
     Williamsburg Fund IX Limited Partnership (a).................           100                -

   General partnerships:
     Berkley Hills Associates.....................................            99                1
     Ruskin Place Fund IX Associates..............................            99                1
     Sherwood Forest Fund IX Associates...........................            99                1

(a) The general partner of these partnerships is a corporation whose stock is 100% owned by the Partnership.

(b) Forest Park Fund IX Associates has assigned all interest and rights to the Partnership.

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of cost or net realizable value. Real estate investments are monitored on an ongoing basis to determine if the property has sustained a permanent impairment in value. At such time, a write-down is recorded to reduce the basis of the property to its net realizable value. A permanent impairment is determined to have occurred when a decline in property value is considered to be other than temporary based upon management's expectations with respect to projected cash flows and prevailing economic conditions.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Partnership has not adopted the principles of this statement within the accompanying financial statements; however, it is not anticipated that adoption will have a material effect on the carrying value of the Partnership's long-lived assets.

Depreciation
------------

Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 32 years.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash on hand and cash on deposit with financial institutions with original maturities of three months or less. Carrying amounts for cash and cash equivalents approximate fair value.

Escrow Deposits
---------------

The Partnership is required to maintain escrow accounts in accordance with the terms of various mortgage agreements. These escrow accounts are controlled by the mortgagee and are used for payment of property taxes, hazard insurance, capital improvements and/or property replacements. Carrying amounts for escrow deposits approximate fair value.

Deferred Borrowing Costs
------------------------

Loan fees and other related costs incurred to obtain long-term financing on real property are capitalized and amortized using a method that approximates the effective interest method over the terms of the related mortgage notes payable. Amortization of deferred borrowing costs is included in interest expense on the Statements of Operations.

Discounts on Mortgage Notes Payable
-----------------------------------

Discounts on mortgage notes payable are amortized over the remaining terms of the related mortgage notes using the effective interest method. Amortization of discounts on mortgage notes payable is included in interest expense on the Statements of Operations.

Rental Revenue
--------------

The Partnership leases its properties under short-term operating leases. Lease terms generally are less than one year in duration. Rental revenue is recognized as earned.

Income Taxes
------------

No provision for Federal income taxes is necessary in the financial statements of the Partnership because, as a partnership, it is not subject to Federal income tax and the tax effect of its activities accrues to the partners.

Allocation of Net Income and Net Loss
-------------------------------------

The Amended Partnership Agreement provides for net income or net loss of the Partnership for both financial statement and income tax reporting purposes to be allocated as indicated below. For allocation purposes, net income and net loss of the Partnership are determined prior to deductions for depreciation.

(a) First, 5% of all deductions for depreciation shall be allocated to the General Partner, and 95% of all deductions for depreciation shall be allocated to the limited partners;

(b) then, an amount of net income equal to the cumulative amount of Contingent Management Incentive Distribution ("Contingent MID") paid to the General Partner for which no income has previously been allocated (see Note 2 - "Transactions with Affiliates") shall be allocated to the General Partner; however, if all or a portion of the Contingent MID consists of limited partnership units ("Units"), the amount of net income so allocated to the General Partner shall be equal to the amount of cash the General Partner would have otherwise received;

(c) then, any remaining net income shall be allocated to the General Partner and to the limited partners so that the total amount of net income allocated to the General Partner pursuant to paragraph (b) above and this paragraph (c), and to the limited partners pursuant to this paragraph (c), shall be in the ratio of 5% to the General Partner and 95% to the limited partners.

(d) Net loss shall be allocated 95% percent to the limited partners and 5% to the General Partner.

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocations of Partnership deductions attributable to debt. The Partnership's tax allocations for 1995, 1994 and 1993 have been made in accordance with these provisions.

Distributions
-------------

Pursuant to the Amended Partnership Agreement and at the sole discretion of the General Partner, distributions during each taxable year shall be made as follows:

(a)  first, to the General Partner, an amount equal to the Contingent MID; and

(b) any remaining distributable cash, as defined, shall be distributed 100% to the limited partners.

No distributions were made to the limited partners in 1995, 1994 or 1993. The Partnership accrued distributions of $1,070,763, $973,023 and $807,867 for the benefit of the General Partner for the years ended December 31, 1995, 1994 and 1993, respectively. These distributions are the Contingent MID pursuant to the Amended Partnership Agreement.

Net Loss Per Limited Partnership Unit
-------------------------------------

Net loss per limited partnership unit is computed by dividing net loss allocated to the limited partners by the weighted average number of Units outstanding. Per Unit information has been computed based on 110,170 Units outstanding in 1995 and 1994, and 110,200 Units outstanding in 1993.

Reclassifications
-----------------

Certain reclassifications have been made to prior period amounts to conform with the current year presentation.

NOTE 2 - TRANSACTIONS WITH AFFILIATES
-------------------------------------

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

The Partnership reimbursed an affiliate of the General Partner for costs incurred in connection with refinancing and modification of mortgage notes payable. These costs are capitalized as deferred borrowing costs and amortized over the remaining term of the related mortgage notes.

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

Effective July 1, 1993, the General Partner amended the Amended Partnership Agreement as a settlement to a class action complaint. This amendment eliminates the Fixed MID and makes the entire MID payable to the extent of the Entitlement Amount. In all other respects, the calculation and payment of the MID remain the same.

Fixed MID was payable in Units unless the Entitlement Amount exceeded the amount necessary to pay the Contingent MID in which case, at the General Partner's option, the Fixed MID was paid in cash to the extent of such excess.

Contingent MID will be paid to the extent of the Entitlement Amount, and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or (ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit. During 1995, 1994 and 1993, no Units were issued as payment for the MID.

During 1991, the Partnership amended its capitalization policy and began capitalizing certain costs of improvements and betterments which under policies of prior management had been expensed when incurred. The purpose of the amendment was to more properly recognize items which were capital in nature. The effect of the amendment standing alone was evaluated at the time the change was made and determined not to be material to the financial statements of the Partnership in 1991, nor was it expected to be material in any future year. However, the amendment can have a material effect on the calculation of the Entitlement Amount which determines the amount of Contingent MID earned and the amount of Fixed MID payable in cash. Capital improvements are excluded from cash flow, as defined. The majority of base period cash flow was measured under the previous capitalization policy, while incentive period cash flow is determined using the amended policy. Under the amended policy, more items are capitalized, and cash flow increases. Had base period cash flow been measured on a basis comparable with incentive period cash flow, Contingent MID for the years ended December 31, 1995 and 1994, would have been reduced by $111,248 and 169,741, respectively. The amendment of the capitalization policy did not materially affect the MID for 1993 because the Entitlement Amount was sufficient to pay Contingent MID notwithstanding the amendment to the capitalization policy.

Any amount of the MID which is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The Fixed MID was treated as a fee payable to the General Partner by the Partnership for services rendered. The Contingent MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

Compensation and reimbursements paid or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                           For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1995               1994               1993
                                                   --------------     --------------    ---------------
Deferred borrowing costs...................        $            -     $            -    $        45,418
Property management fees -
   affiliates..............................               946,627            915,989            855,410
Charged to general and
   administrative - affiliates:
   Partnership administration..............               733,886            719,703            622,965
   Fixed MID...............................                     -                  -            114,720
                                                    -------------      -------------     --------------

                                                   $    1,680,513     $    1,635,692    $     1,638,513
                                                    =============      =============     ==============

Charged to General Partner's deficit:
   Contingent Management Incentive
     Distribution                                  $    1,070,763     $      973,023    $       807,867
                                                    =============      =============     ==============

Payable to affiliates - General Partner at December 31, 1995 and 1994 consists of Contingent MID, reimbursable costs and property management fees which are due and payable from current operations.

NOTE 3 - TAXABLE LOSS
---------------------

McNeil Real Estate Fund IX, Ltd. is a partnership and is not subject to Federal and state income taxes. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership since the income or loss of the Partnership is to be included in the tax returns of the individual partners. The tax returns of the Partnership are subject to examination by Federal and state taxing authorities. If such examinations result in adjustments to distributive shares of taxable income or loss, the tax liability of the partners could be adjusted accordingly.

The Partnership's net assets and liabilities for tax purposes exceeded the net assets and liabilities for financial reporting purposes by $9,613,062 in 1995, $8,983,358 in 1994 and $8,766,818 in 1993.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation of the Partnership's real estate investments at December 31, 1995 and 1994 are set forth in the following tables:


                                                    Buildings and       Accumulated           Net Book
       1995                         Land            Improvements        Depreciation            Value
       ----                    --------------      --------------      ---------------     --------------
Berkley Hills
   Madison, TN                 $      246,988      $    5,914,125      $   (3,643,359)     $    2,517,754
Cherry Hills
   Wichita, KS                        514,205           8,771,156          (4,660,956)          4,624,405
Forest Park Village
   Columbus, OH                       716,395           8,891,627          (5,551,503)          4,056,519
Heather Square
   Dallas, TX                         853,746           7,294,403          (3,912,468)          4,235,681
Lantern Tree
   Omaha, NE                          217,809           3,245,613          (1,939,545)          1,523,877
Meridian West
   Puyallup, WA                       253,167           4,838,970          (2,538,764)          2,553,373
Pennbrook
   Dallas, TX                         692,515           6,068,091          (3,312,652)          3,447,954
Rockborough
   Addison, TX                        427,932           3,595,458          (1,866,840)          2,156,550
Rolling Hills
   Louisville, KY                     557,249           8,594,002          (5,050,846)          4,100,405
Ruskin Place
   Lincoln, NE                        920,061           4,975,901          (2,984,860)          2,911,102
Sheraton Hills
   Nashville, TN                      296,531           6,211,692          (3,910,764)          2,597,459
Westgate
   Lansing, MI                        390,482           6,093,518          (3,527,200)          2,956,800
Westridge
   Ft. Worth, TX                      345,265           4,269,089          (2,302,482)          2,311,872
Williamsburg
   Shreveport, LA                     283,754           5,083,649          (2,926,992)          2,440,411
                                -------------       -------------       -------------       -------------

                               $    6,716,099      $   83,847,294      $  (48,129,231)     $   42,434,162
                                =============       =============       =============       =============

                                                    Buildings and       Accumulated           Net Book
       1994                         Land            Improvements        Depreciation            Value
       ----                    --------------      --------------      ---------------     --------------
Berkley Hills                  $      246,988      $    5,617,461      $   (3,347,169)     $    2,517,280
Cherry Hills                          514,205           8,589,653          (4,318,464)          4,785,394
Forest Park Village                   716,395           8,446,693          (5,116,033)          4,047,055
Heather Square                        853,746           7,097,310          (3,600,447)          4,350,609
Lantern Tree                          217,809           3,133,808          (1,791,815)          1,559,802
Meridian West                         253,167           4,755,163          (2,290,739)          2,717,591
Pennbrook                             692,515           5,910,773          (3,018,815)          3,584,473
Rockborough                           427,932           3,527,790          (1,685,438)          2,270,284
Rolling Hills                         557,249           8,052,914          (4,599,161)          4,011,002
Ruskin Place                          920,061           4,771,531          (2,747,650)          2,943,942
Sheraton Hills                        296,531           5,887,264          (3,605,483)          2,578,312
Westgate                              390,482           5,616,778          (3,282,595)          2,724,665
Westridge                             345,265           4,060,462          (2,164,643)          2,241,084
Williamsburg                          283,754           4,921,016          (2,705,711)          2,499,059
                                -------------       -------------       -------------       -------------

                               $    6,716,099      $   80,388,616      $  (44,274,163)     $   42,830,552
                                =============       =============       =============       =============

NOTE 5 - MORTGAGE NOTES PAYABLE
-------------------------------

The table below sets forth the mortgage notes payable of the Partnership at December 31, 1995 and 1994. All mortgage notes are secured by real estate investments.

                         Mortgage           Annual       Monthly
                         Lien               Interest     Payments/                         December 31,
Property                 Position    (a)    Rates %      Maturity Date(e)             1995               1994
--------                 ---------------    --------     ----------------      --------------     --------------
Berkley Hills            First                8.750      $26,005   12/23       $    3,255,924     $    3,281,849
                                                                                -------------      -------------

Cherry Hills             First                8.150       39,353   07/03            4,748,209          4,829,752
                         Discount (b)                                                (114,168)          (126,376)
                                                                                -------------      -------------
                                                                                    4,634,041          4,703,376
                                                                                -------------      -------------

                         Mortgage            Annual      Monthly
                         Lien                Interest    Payments/                       December 31,
Property                 Position    (a)     Rates %     Maturity Date(e)              1995               1994
--------                 ---------------    --------    ----------------         -------------     --------------
Forest Park Village      First                9.125      $59,732   01/98       $    6,192,845     $    6,325,750
                                                                                -------------      -------------

Heather Square           First                9.625       38,250   03/09            3,429,615          3,552,038
                                                                                -------------      -------------

Lantern Tree             First                8.150       20,416   07/03            2,463,353          2,505,657
                         Discount (b)                                                 (59,231)           (65,563)
                                                                                --------------     -------------
                                                                                    2,404,122          2,440,094
                                                                                -------------      -------------

Meridian West            First                8.150       28,471   07/03            3,435,223          3,494,217
                         Discount (b)                                                 (82,599)           (91,430)
                                                                                -------------      -------------
                                                                                    3,352,624          3,402,787
                                                                                -------------      -------------

Pennbrook                First                9.450       27,209   02/00            3,187,297          3,209,439
                                                                                -------------      -------------

Rockborough              First                8.150       18,789   07/03            2,267,055          2,305,987
                         Discount (b)                                                 (54,511)           (60,339)
                                                                                -------------      -------------
                                                                                    2,212,544          2,245,648
                                                                                -------------      -------------

Rolling Hills            First                9.250       55,389   11/24            6,685,297          6,729,342
                                                                                -------------      -------------

Ruskin Place             First                8.750       36,348   10/24            4,581,309          4,615,005
                                                                                -------------      -------------

Sheraton Hills           First (c)             (d)           (d)   10/98            2,838,674          2,880,859
                                                                                -------------      -------------

Westgate                 First                8.000       44,114   09/23            5,893,110          5,948,596
                                                                                -------------      -------------

Williamsburg             First                8.150       23,128   07/03            2,790,518          2,838,440
                         Discount (b)                                                 (67,098)           (74,271)
                                                                                -------------      -------------
                                                                                    2,723,420          2,764,169
                                                                                -------------      -------------

                                                       Total                   $   51,390,822     $   52,098,952
                                                                                =============      =============

(a)  The debt is non-recourse to the Partnership.

(b)  Mortgage discounts are based on an effective interest rate of 8.62%.

(c) The mortgage encumbering Sheraton Hills Apartments contains provisions which may give the lender the right to accelerate the mortgage debt as a result of the November 12, 1991, restructuring of the Partnership. The General Partner has requested that the lender waive its right to accelerate the mortgage debt. The lender may require the payment of fees or additional interest as a condition to granting such a waiver. In the event the waiver is not obtained and the mortgage debt is accelerated, the Partnership would be required to satisfy the outstanding mortgage debt, which totaled $2,838,674 at December 31, 1995. In such event, the Partnership will attempt to arrange alternative sources of mortgage financing. However, such refinancing may be at an interest rate which is higher or is otherwise on terms which are less favorable than those provided for by the current mortgage. Furthermore, if alternative financing cannot be obtained, the lender could foreclose on Sheraton Hills Apartments. Management believes the likelihood of this outcome is remote and accordingly has not reflected this balance as currently due.

(d) The Sheraton Hills mortgage note bears interest at a variable rate, adjusted at six-month intervals equal to the six-month treasury bill weekly average rate plus 3.0% per annum, not to exceed 12.75% per annum. The monthly payment is also adjusted each six months so that the mortgage note will fully amortize over a period of 30 years. At December 31, 1995, the interest rate was 8.63%, and the monthly payment was $23,748.

(e)  Balloon payments on the Partnership's mortgage notes are due as follows:


       Property                                    Balloon Payment     Date
       --------                                    ---------------     ----
       Forest Park Village ....................       $ 5,831,000      01/98
       Sheraton Hills      ....................         2,661,000      10/98
       Pennbrook           ....................         3,059,000      02/00
       Cherry Hills        ....................         3,875,000      07/03
       Lantern Tree        ....................         2,010,000      07/03
       Meridian West       ....................         2,804,000      07/03
       Rockborough         ....................         1,850,000      07/03
       Williamsburg        ....................         2,278,000      07/03

Scheduled principal maturities of the mortgage notes payable under existing agreements, before consideration of discounts of $377,607, are shown below.


        1996....................................      $   826,951
        1997....................................          902,235
        1998....................................        9,358,326
        1999....................................          812,434
        2000....................................        3,912,038
        Thereafter..............................       35,956,445
                                                       ----------
                                                      $51,768,429
                                                       ==========

Based on borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of the mortgage notes payable was approximately $52,256,304 at December 31, 1995.

NOTE 6 - REFINANCING AND MODIFICATION OF MORTGAGE NOTES PAYABLE
---------------------------------------------------------------

On July 28, 1994, the Partnership and the holder of the Berkley Hills mortgage note agreed to modify the terms of the Berkley Hills mortgage note. The interest rate was reduced to 8.75% from 10%, and the monthly debt service payment was reduced to $26,005 from $28,283. In addition, the Partnership agreed to increase the principal balance of the mortgage note $74,108 to $3,290,000, the mortgage note's original balance. The Partnership incurred $46,254 of deferred borrowing costs in connection with the modification, and the default that existed on the mortgage note was removed.

On July 28, 1994, the Partnership and the holder of the Ruskin Place mortgage note agreed to modify the terms of the Ruskin Place mortgage note. The interest rate was reduced to 8.75% from 9.75%, and the monthly debt service payment was reduced to $36,348 from $38,882. In addition, the Partnership agreed to increase the principal balance of the mortgage note $87,701 to $4,625,600, the mortgage note's original balance. The Partnership incurred $66,734 of deferred borrowing costs in connection with the modification, and the default that existed on the mortgage note was removed.

On June 30, 1993, the Partnership and the holder of the Westgate mortgage note agreed to modify the terms of the Westgate mortgage note. The interest rate was reduced to 8% from 10.5%, and the monthly debt service payment was reduced to $44,114 from $54,068. In addition, the Partnership agreed to increase the principal balance of the mortgage note $102,356 to $6,020,000, the mortgage note's original balance. The Partnership incurred $109,473 of deferred borrowing costs in connection with the modification, and the default that existed on the mortgage note was removed.

On June 24, 1993, the General Partner refinanced a portfolio of properties via a Real Estate Mortgage Investment Conduit ("REMIC"). This REMIC consists of a pool of properties from various partnerships affiliated with the General Partner. Five of the Partnership's properties, Cherry Hills, Lantern Tree, Meridian West, Rockborough and Williamsburg, were included in the REMIC. The properties in the REMIC are not cross-collateralized across the partnerships, but are cross-collateralized within the same partnership. The new mortgage notes bear an interest rate of 8.15% that was discounted to yield an effective interest rate of 8.62%. The maturity date for the new mortgage notes is July 2003. Following is a summary of the cash proceeds relating to the REMIC refinancings:

                                               Cherry Hills              Lantern Tree               Meridian West
                                            ------------------         -----------------         ------------------
     New loan proceeds                      $       4,934,500          $      2,560,000          $       3,570,000
     Existing debt retired                         (3,003,554)               (1,587,353)                (2,103,963)
     Mortgage discount                               (143,390)                  (74,390)                  (103,739)
     Prepayment penalties                                   -                         -                    (21,040)
                                             ----------------           ---------------           ----------------

     Cash proceeds from refinancing         $       1,787,556          $        898,257          $       1,341,258
                                             ================           ===============           ================

                                               Rockborough                Williamsburg                  Total
                                            ------------------         -----------------         ------------------

     New loan proceeds                      $       2,356,000          $      2,900,000          $      16,320,500
     Existing debt retired                         (1,487,544)               (2,208,551)               (10,390,965)
     Mortgage discount                                (68,462)                  (84,270)                  (474,251)
     Prepayment penalties                             (44,626)                        -                    (65,666)
                                             ----------------           ---------------           ----------------

     Cash proceeds from refinancing         $         755,368          $        607,179          $       5,389,618
                                             ================           ===============           ================

As part of the REMIC refinancing, the Partnership negotiated a discounted payoff on the Williamsburg second mortgage note, resulting in a $34,611 extraordinary gain on extinguishment of debt. The Partnership incurred extraordinary losses due to prepayment penalties of $21,040 and $44,626 on the Meridian West and Rockborough mortgage notes, respectively.

The Partnership incurred $892,580 of deferred borrowing costs in connection with the REMIC refinancing. Additionally, the Partnership was required to use $534,018 of its loan proceeds to fund various escrow accounts for specified capital repairs, property taxes and insurance.

On January 29, 1993, the Partnership refinanced the Pennbrook mortgage note. The new Pennbrook mortgage note, in the amount of $3,250,000, bears interest at an annual rate of 9.45%, requires monthly debt service payments of $27,209, and will mature in February 2000. Proceeds from the refinancing of the Pennbrook mortgage note are as follows:


         New mortgage note...........................         $     3,250,000
         Existing debt retired.......................              (2,459,747)
                                                               --------------

         Cash proceeds from refinancing..............         $       790,253
                                                               ==============

The Partnership incurred $201,439 of deferred borrowing costs in connection with the refinancing of the Pennbrook mortgage note. The Partnership was also required to use $266,715 of its loan proceeds to fund escrow accounts for property taxes, insurance, repairs and replacements.

NOTE 7 - GAIN ON INVOLUNTARY CONVERSIONS
----------------------------------------

On May 5, 1995, Westridge Apartments incurred hail damage of $150,938. The Partnership received $144,666 in insurance reimbursements to cover the cost to repair Westridge. Insurance reimbursements received in excess of the basis of the property damaged were recorded as a $109,006 gain on involuntary conversion.

On November 3, 1995, two units at Cherry Hill Apartments were damaged by a fire that caused $55,495 in damages. The Partnership received $40,428 in insurance reimbursements to cover the cost to repair Cherry Hill. Insurance reimbursements received in excess of the basis of the property damage were recorded as a $16,961 gain on involuntary conversion.

On January 19, 1994, freezing weather caused $157,680 of damage to Rolling Hills Apartments. The Partnership received $140,496 in insurance reimbursements to cover the cost to repair Rolling Hills. Insurance reimbursements received in excess of the basis of the property damaged were recorded as a $108,522 gain on involuntary conversion.

On April 25, 1994, eleven units at Rockborough Apartments were damaged by a fire that caused $225,123 in damages. The Partnership received $219,382 in insurance reimbursements to cover the cost to repair Rockborough. Insurance reimbursements received in excess of the basis of the property damage were recorded as a $79,332 gain on involuntary conversion.

NOTE 8 - LEGAL PROCEEDINGS
--------------------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil (L95012) - High River ("HR") filed this action in the United States District Court for the Southern District of New York against McNeil Partners, L.P., McNeil Investors, Inc. and Mr. and Mrs. McNeil (as defined in this Section 1, collectively, the "Defendants") requesting, among other things, names and addresses of the limited partners in the partnerships referenced above (as defined in this Section 1, the "Partnerships"). The District Court issued a preliminary injunction against the Partnerships requiring them to commence mailing materials relating to the HR tender offer on August 14, 1995.

     On August 18, 1995, the Defendants  filed an Answer and  Counterclaim.  The
     Counterclaim principally asserts (1) the HR tender offers have been undertaken in violation of the federal securities laws, on the basis of material, non-public, and confidential information, and (2) that the HR offer documents omit and/or misrepresent certain material information about the HR tender offers. The Counterclaim seeks a preliminary and permanent injunction against the continuation of the HR tender offers and, alternatively, ordering corrective disclosure with respect to allegedly false and misleading statements contained in the tender offer documents.

     This action was dismissed without prejudice in November 1995.

2) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil - United States District Court for the Southern District of New York, (Case No. 95 Civ. 9488) (Second Action).

     On November 7, 1995, High River filed a second complaint with the District Court which alleges, inter alia, that McNeil Partners, L.P.'s (the "General Partner") Schedule 14D-9 filed in connection with the High River tender offers was materially false and misleading, in violation of Sections 14(d) and 14(e) of the Securities Exchange Act of 1934, 15 U.S.C. Section 78n(d) and (e), and the SEC Regulations promulgated thereunder; and that High River further alleges that the General Partner has wrongfully refused to admit High River as a limited partner to the ten partnerships referenced above. Additionally, High River purports to assert claims derivatively on behalf of McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, L.P., for breach of contract and breach of fiduciary duty, asserting that the General Partner has charged these partnerships excessive fees. High River's complaint seeks, inter alia, preliminary injunctive relief requiring the General Partner to admit High River as a limited partner in each of the ten partnerships referenced above and to transfer the tendered units of interest in the partnerships to High River; an unspecified award of damages payable to High River and an additional unspecified award of damages payable to certain of the partnerships; an order that defendants must discharge their fiduciary duties and must account for all fees they have received from certain of the partnerships; and attorneys' fees.

     On January 31, 1996, this action was dismissed without prejudice.

3) Robert Lewis v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil et al - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) - Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     Plaintiff brings this action on his own behalf and as a class action on behalf of the class of all limited partners of McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, Ltd. (as defined in this Section 3, the "Partnerships") as of August 4, 1995.

     Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 3, collectively, the "Defendants") breached their fiduciary duties by, among other things, (1) failing to attempt to sell the properties owned by the Partnerships (as defined in this Section 3, the "Properties") and extending the lives of the Partnerships indefinitely, contrary to the Partnerships' business plans, (2) paying distributions to themselves and generating fees for their affiliates, (3) refusing to make significant distributions to the class members, despite the fact that the Partnerships have positive cash flows and substantial cash balances, and (4) failing to take steps to create an auction market for equity interests of the Partnerships, despite the fact that a third party bidder filed tender offers for approximately forty-five percent (45%) of the outstanding units of each of the
     Partnerships. Plaintiff also claims that Defendants have breached the partnership agreements of the Partnerships by failing to take steps to liquidate the Properties and by their alteration of the Partnerships' primary purposes, their acts in contravention of these agreements, and their use of the assets of the Partnerships for their own benefit instead of for the benefit of the Partnerships.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

4) James F. Schofield, Gerald C. Gillett and Donna S. Gillett v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. et al - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint) and United States District Court, Southern District of New York, Case No. 95CIV.6711 (Class and Derivative Action Complaint)

     These are corporate/securities class and derivative actions brought in state and federal court by limited partners of each of the nine (9) limited partnerships that are named as nominal defendants as listed above (as defined in this Section 4, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and four (4) of their senior officers and/or directors (as defined in this Section 4, collectively, the "Defendants") have breached their fiduciary duties. Specifically, Plaintiffs allege that Defendants have caused the Partnerships to enter into several wasteful transactions that have no business purpose or benefit to the Partnerships and which have rendered such units highly illiquid and artificially depressed the prices that are available for units on the limited resale market. Plaintiffs also allege that Defendants have engaged in a course of conduct to prevent the acquisition of units by Carl Icahn by disseminating false, misleading and inadequate information. Plaintiffs further allege that Defendants have acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders and, thereby, have breached the partnership agreements.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend these actions.

5)   Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 5, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 5, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

6) Warren Heller v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 6, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 6, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

7) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young , BDO Seidman et al (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, BDO Seidman, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The original petition also alleged causes of action against certain former officers and directors of the Partnership's original general partner for breach of fiduciary duty, fraud and conspiracy relating to the improper assessment and payment of certain administrative fees/expenses. On January 11, 1994 the allegations against the former officers and directors were dismissed.

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

NOTE 9 - GAIN ON LEGAL SETTLEMENT
---------------------------------

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark Corporation ("Southmark"), an affiliate of a previous general partner, for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995, was issued by the Bankruptcy Court. In accordance with the Order, in May 1995, the Partnership received in full satisfaction of its claims, $53,573 in cash, and common and preferred stock in the reorganized Southmark. The cash and stock represent the Partnership's pro-rata share of Southmark assets available for Class 8 claimants. The Partnership sold the Southmark common and preferred stock in May 1995, for $17,244 which, when combined with the cash proceeds from Southmark, resulted in a gain on legal settlement of $70,817.

                        McNEIL REAL ESTATE FUND IX, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1995

                                                                                  Cumulative           Costs
                                                       Initial Cost (b)            Write-down       Capitalized
                          Related (b)                         Buildings and     and Permanent       Subsequent
Description               Encumbrances         Land           Improvements        Impairment       To Acquisition
-----------               ---------------    --------------   ---------------   --------------    ----------------
APARTMENTS:

Berkley Hills
   Madison, TN            $     3,255,924    $      246,988    $    4,779,121    $           -    $    1,135,004

Cherry Hills
   Wichita, KS                  4,634,041           514,205         7,373,589                -         1,397,567

Forest Park Village
   Columbus, OH                 6,192,845           716,395         7,095,131                -         1,796,496

Heather Square
   Dallas, TX                   3,429,615           853,746         6,087,281                -         1,207,122

Lantern Tree
   Omaha, NE                    2,404,122           217,809         2,467,872                -           777,741

Meridian West
   Puyallup, WA                 3,352,624           253,167         3,787,807                -         1,051,163

Pennbrook
   Dallas, TX                   3,187,297           692,515         4,708,479                -         1,359,612

Rockborough
   Addison, TX                  2,212,544           427,932         2,924,451                -           671,007

Rolling Hills
   Louisville, KY               6,685,297           557,249         6,156,595                -         2,437,407

Ruskin Place
   Lincoln, NE                  4,581,309           899,372         3,792,676                -         1,203,914

Sheraton Hills
   Nashville, TX                2,838,674           296,531         4,819,251                -         1,392,441

Westgate
   Lansing, MI                  5,893,110           390,482         4,963,710                -         1,129,808

Westridge
   Fort Worth, TX                       -           345,265         3,736,843         (200,000)          732,246

Williamsburg
   Shreveport, LA               2,723,420           283,754         4,203,172                -           880,477
                           --------------    --------------    --------------     ------------     -------------

                          $    51,390,822   $     6,695,410   $    66,895,978    $    (200,000)   $   17,172,005
                           ==============    ==============    ==============     ============     =============

(b) The initial cost and encumbrances reflect the present value of future loan payments discounted, if appropriate, at a rate estimated to be the prevailing interest rate at the date of acquisition or refinancing.

                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND IX, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1995

                                            Gross Amount at
                                     Which Carried at Close of Period                  Accumulated
                                                 Buildings and                         Depreciation
Description                      Land            Improvements          Total (a)      and Amortization
-----------                  ---------------    ---------------  -----------------    ----------------

APARTMENTS:
Berkley Hills
   Madison, TX               $       246,988    $     5,914,125  $       6,161,113    $   (3,643,359)

Cherry Hills
   Wichita, KS                       514,205          8,771,156          9,285,361        (4,660,956)

Forest Park Village
   Columbus, OH                      716,395          8,891,627          9,608,022        (5,551,503)

Heather Square
   Dallas, TX                        853,746          7,294,403          8,148,149        (3,912,468)

Lantern Tree
   Omaha, NE                         217,809          3,245,613          3,463,422        (1,939,545)

Meridian West
   Puyallup, WA                      253,167          4,838,970          5,092,137        (2,538,764)

Pennbrook
   Dallas, TX                        692,515          6,068,091          6,760,606        (3,312,652)

Rockborough
   Addison, TX                       427,932          3,595,458          4,023,390        (1,866,840)

Rolling Hills
   Louisville, KY                    557,249          8,594,002          9,151,251        (5,050,846)

Ruskin Place
   Lincoln, NE                       920,061          4,975,901          5,895,962        (2,984,860)

Sheraton Hills
   Nashville, TN                     296,531          6,211,692          6,508,223        (3,910,764)

Westgate
   Lansing, MI                       390,482          6,093,518          6,484,000        (3,527,200)

Westridge
   Fort Worth, TX                    345,265          4,269,089          4,614,354        (2,302,482)

Williamsburg
   Shreveport, LA                    283,754          5,083,649          5,367,403        (2,926,992)
                              --------------     --------------   ----------------     -------------
                             $     6,716,099    $    83,847,294  $      90,563,393    $  (48,129,231)
                              ==============     ==============   ================     =============

(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 15-25 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was approximately $94,274,869 and accumulated depreciation was $49,976,438 December 31, 1995.

                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND IX, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1995



                               Date of                      Date                 Depreciable
Description                 Construction                  Acquired              lives (years)
-----------                 ------------                  --------              -------------

APARTMENTS:
Berkley Hills
   Madison, TN                  1970                        06/79                   3-25

Cherry Hills
   Wichita, KS                  1974                        06/80                   3-32

Forest Park Village
   Columbus, OH                 1970                        12/79                   3-25

Heather Square
   Dallas, TX                   1978                        10/79                   4-32

Lantern Tree
   Omaha, NE                    1974                        07/79                   3-28

Meridian West
   Puyallup, WA                 1977                        01/80                   3-31

Pennbrook
   Dallas, TX                   1978                        01/80                   3-31

Rockborough
   Addison, TX                  1978                        01/80                   3-32

Rolling Hills
   Louisville, KY               1974                        09/79                   3-25

Ruskin Place
   Lincoln, NE                  1973                        12/79                   3-27

Sheraton Hills
   Nashville, TN                1971                        06/79                   3-25

Westgate
   Lansing, MI                  1974                        12/79                   3-28

Westridge
   Fort Worth, TX               1979                        01/80                   4-32

Williamsburg
   Shreveport, LA               1975                        12/79                   3-29



                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND IX, LTD.

                              Notes to Schedule III

              Real Estate Investments and Accumulated Depreciation


A summary of activity for the Partnership's real estate investments and accumulated depreciation is as follows:

                                                            For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1995               1994               1993
                                                   --------------     --------------     --------------

Real estate investments:
------------------------
Balance at beginning of year...............        $   87,104,715     $   83,199,845     $   80,527,075

Improvements...............................             3,582,582          4,261,449          2,672,770

Assets replaced............................              (123,904)          (356,579)                 -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   90,563,393     $   87,104,715    $    83,199,845
                                                    =============     ==============     ==============



Accumulated depreciation:
-------------------------

Balance at beginning of year...............        $   44,274,163     $   41,065,883    $    38,049,009

Depreciation...............................             3,919,845          3,392,835          3,016,874

Assets replaced............................               (64,777)          (184,555)                 -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   48,129,231     $   44,274,163    $    41,065,883
                                                    =============      =============     ==============

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------       ---------------------------------------------------------------
              FINANCIAL DISCLOSURE
              --------------------

None.


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------      --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:


                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------
Robert A. McNeil,              75       Mr.  McNeil  is also  Chairman  of the Board and  Director  of McNeil  Real
Chairman of the                         Estate  Management,  Inc.  ("McREMI")  which is an affiliate of the General
Board and Director                      Partner.  He has held the foregoing  positions  since the formation of such entity  in  1990.  Mr.  McNeil  received  his  B.A.  degree  from  Stanford
                                        University  in 1942 and his  L.L.B.  degree  from  Stanford  Law  School in
                                        1948. He is a member of the State Bar of  California  and has been involved in  real  estate  financing  since  the  late  1940's  and in  real  estate acquisitions,  syndications  and  dispositions  since 1960. From 1986 until active  operations of McREMI and McNeil  Partners,  L.P.  began in February
                                        1991,  Mr.  McNeil was a private  investor.  Mr.  McNeil is a member of the
                                        International  Board of Directors  of the Salk  Institute,  which  promotes research in improvements in health care.

Carole J. McNeil               52       Mrs.  McNeil is  Co-Chairman,  with  husband  Robert A.  McNeil,  of McNeil
Co-Chairman of the                      Investors,  Inc.  Mrs.  McNeil has twenty years of real estate  experience,
Board                                   most  recently  as a  private  investor  from  1986 to 1993.  In 1982,  she
                                        founded Ivory & Associates, a commercial real  estate   brokerage  firm  in
                                        San Francisco,  CA. Prior  to   that, she   was a commercial  real   estate
                                        associate  with the   Madison  Company  and,  earlier,  a commercial  sales
                                        associate and analyst   with   Marcus  and   Millichap   in  San Francisco.
                                        In   1978,     Mrs.   McNeil   established     Escrow    Training  Centers,
                                        California's   first   accredited commercial training   program  for  title
                                        company escrow  officers  and real estate  agents needing  college  credits
                                        to qualify   for brokerage  licenses.  She  began in real estate as Manager
                                        and Marketing    Director  of Title  Insurance  and  Trust in Marin County,
                                        CA. Mrs.  McNeil  serves on   the  International  Board of Directors of the
                                        Salk Institute.


                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------
Donald K. Reed,                50       Mr. Reed is  President,  Chief  Executive  Officer  and  Director of McREMI
Director, President,                    which is an affiliate of the General  Partner.  Prior to joining  McREMI in
and Chief Executive                     March 1993, Mr. Reed was President,  Chief  Operating  Officer and Director
Officer                                 of Duddlesten Management Corporation and Duddlesten Realty Advisors,  Inc.,
                                        with  responsibility  for  a  management portfolio  of  office,     retail,
                                        multi-family and mixed-use land projects representing  $2 billion in  asset value. He was  also  Chief  Operating  Officer, Director  and member of the
                                        Executive Committee of all Duddlesten  affiliates. Mr.  Reed  started  with the  Duddlesten companies  in 1976 and served as Senior Vice  President and
                                        Chief   Financial Officer and as  Executive  Vice   President   and   Chief
                                        Operating    Officer   of Duddlesten Management  Corporation   before   his
                                        promotion to President in 1982.  He was   President   and  Chief  Operating
                                        Officer of Duddlesten   Realty    Advisors, Inc.,  which  has been  engaged
                                        in real  estate   acquisitions,   marketing   and dispositions,  since  its
                                        formation  in 1989.

Ron K. Taylor                  38       Mr.  Taylor  is a Senior  Vice  President  of  McREMI  and has been in this
Vice President                          capacity since McREMI commenced  active  operations in 1991. He also serves as Acting  Chief  Financial  Officer  of McREMI  since the  resignation  of
                                        Robert C. Irvine on January 31, 1996.  Mr. Taylor is primarily  responsible for Asset Management functions at McREMI,  including property dispositions, commercial  leasing,  real estate finance and portfolio  management.  Prior to joining  McREMI,  Mr. Taylor served as an Executive Vice President for a national  syndication/property  management  company.  Mr.  Taylor  has been involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.     EXECUTIVE COMPENSATION
--------     ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1995, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1995. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

See Item 13 - Certain Relationships and Related Transactions for amounts of compensation and reimbursements paid by the Partnership to the General Partner and its affiliates.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------     --------------------------------------------------------------

(A)     Security ownership of certain beneficial owners.

        No individual or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, known to the Partnership is the beneficial owner of more than 5% of the Partnership's securities, except as noted in below:

        1. A group of limited partnerships affiliated with Liquidity Financial Corporation, all of whose outstanding stock is owned by Richard G. Wollack and Brent R. Donaldson, 2200 Powell Street, Suite 700, Emeryville, California, 94608, collectively own 6,389 Units (5.80%) as of February 29, 1996.

        2.      High River Limited  Partnership,  100 S.   Bedford  Road,  Mount
                Kisco,  New York,  10549,  owns    7,976  Units (7.24%)   as  of
                February 29, 1996.

(B)     Security ownership of management.

        The General Partner and the officers and directors of its general partner, collectively, own 5,715 Units (5.19%) as of February 29, 1996.

(C)     Change in control.

        None.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------     ----------------------------------------------

Under the terms of the Amended Partnership Agreement, the Partnership is paying the MID to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. The maximum MID percentage decreases subsequent to 1999. Tangible asset value is determined by using the greater of
(i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. Prior to July 1, 1993, the MID consisted of two components: (i) the fixed portion which was payable without respect to the net income of the Partnership and was equal to 25% of the maximum MID (the "Fixed MID") and (ii) a contingent portion which was payable only to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income (the "Entitlement Amount") and is equal to up to 75% of the maximum MID (the "Contingent MID").

Effective July 1, 1993, the General Partner amended the Amended Partnership Agreement as a settlement to a class action complaint. This amendment eliminates the Fixed MID and makes the entire MID payable to the extent of the Entitlement Amount. In all other respects, the calculation and payment of the MID remain the same.

Contingent MID will be paid to the extent of the Entitlement Amount, and may be paid in (i) cash, unless there is insufficient cash to pay the distribution, in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or (ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit. For the year ended December 31, 1995, the Partnership paid or accrued for the General Partner Contingent MID in the amount of $1,070,763.

During 1991, the Partnership amended its capitalization policy and began capitalizing certain costs of improvements and betterments which under policies of prior management had been expensed when incurred. The purpose of the amendment was to more properly recognize items which were capital in nature. The effect of the amendment standing alone was evaluated at the time the change was made and determined not to be material to the financial statements of the Partnership in 1991, nor was it expected to be material in any future year. However, the amendment can have a material effect on the calculation of the Entitlement Amount which determines the amount of Contingent MID earned and the amount of Fixed MID payable in cash. Capital improvements are excluded from cash flow, as defined. The majority of base period cash flow was measured under the previous capitalization policy, while incentive period cash flow is determined using the amended policy. Under the amended policy, more items are capitalized, and cash flow increases. Had base period cash flow been measured on a basis comparable with incentive period cash flow, Contingent MID for the years ended December 31, 1995 and 1994, would have been reduced by $111,248 and 169,741, respectively. The amendment of the capitalization policy did not materially affect the MID for 1993 as the Entitlement Amount was sufficient to pay Contingent MID notwithstanding the amendment to the capitalization policy.

The Partnership pays property management fees equal to 5% of gross rental receipts of the Partnership's properties to McREMI for providing property management and leasing services for the Partnership's properties. The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1995, the Partnership paid or accrued $1,680,513 in property management fees and reimbursements.

See Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 - Note 2 - "Transactions with Affiliates."

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------     ---------------------------------------------------------------

See accompanying Index to Financial Statements at Item 8.

(A) The following exhibits are incorporated by reference and are an integral part of this Form 10-K.

        Exhibits

              Exhibit
              Number              Description
              -------             -----------
               3.                 Limited  Partnership  Agreement  (Incorporated
                                  by reference to the Annual Report on Form 10-K
                                  for the fiscal year ended September 30, 1987).

               3.1                Amended and  Restated   Limited    Partnership
                                  Agreement     dated     November     12,  1991
                                  (Incorporated  by reference   to the Quarterly
                                  Report on Form 10-Q for the quarter year ended
                                  September 30, 1991).

               3.2                Amendment  No. 1 to the  Amended and  Restated
                                  Partnership  Agreement  of McNeil Real  Estate
                                  Fund IX, Ltd., dated to be effective   as   of
                                  July 31, 1993. (5)

               3.3                Amendment  No. 2 to the  Amended and  Restated
                                  Partnership  Agreement  of McNeil Real  Estate
                                  Fund IX, Ltd., dated March 28, 1994. (5)

              10.1                Mortgage  Note,  dated   September  26,  1989,
                                  between  Rolling  Hills  Fund  IX   Associates
                                  L.P. and Newport Mortgage Corporation. (1)

              10.2                Mortgage Note, dated August 11, 1988,  between
                                  Sherwood     Forest  Fund   IX  Associates and
                                  American Mortgages, Inc. (1)

              10.3                Assignment  and  Assumption  Agreement,  dated
                                  as of November 12,  1991,   between    Pacific
                                  Investors   Corporation  and McNeil  Partners,
                                  L.P.  regarding    Sherwood   Forest   Fund IX
                                  Associates. (2)

              10.4                Assignment and  Assumption  Agreement,   dated
                                  as of  November 12,  1991,    between  Pacific
                                  Investors  Corporation  and   McNeil Partners,
                                  L.P. regarding Berkley Hills Associates. (2)

              10.5                Assignment and   Assumption  Agreement,  dated
                                  as of  November 12,  1991,  between    Pacific
                                  Investors  Corporation and  McNeil   Partners,
                                  L.P.     regarding    Ruskin    Place  Fund IX
                                  Associates. (2)

              Exhibit
              Number              Description
              -------             -----------
              10.6                Assignment  and  Assumption  Agreement,  dated
                                  as  of  November 12,  1991,  between   Rolling
                                  Hills Apartment Corp. and   McNeil   Partners,
                                  L.P.    regarding    Rolling    Hills  Fund IX
                                  Associates, L.P. (2)

              10.7                Assignment and  Assumption   Agreement,  dated
                                  as    of  November 12,  1991,  between Pacific
                                  Investors  Corporation,  Robert A. McNeil  and
                                  McNeil   Partners,  L.P. regarding McNeil Real
                                  Estate Fund IX, Ltd. (2)

              10.8                Termination   Agreement,  dated as of November
                                  12, 1991, between     Ruskin    Place  Fund IX
                                  Associates and McNeil Real Estate  Management,
                                  Inc. (2)

              10.9                Termination Agreement, dated as  of   November
                                  12, 1991. (2) between   Rolling    Hills  Fund
                                  IX  Associates,  L.P. and McNeil  Real  Estate
                                  Management, Inc.

              10.10               Termination  Agreement,  dated as  of November
                                  12, 1991,  between  Sherwood Forest    Fund IX
                                  Associates and McNeil Real Estate  Management,
                                  Inc. (2)

              10.11               Termination  Agreement,  dated as  of November
                                  12, 1991, between Berkley Hills Associates and McNeil Real Estate Management, Inc. (2)

              10.12               Property  Management  Agreement,  dated as  of
                                  November 12, 1991,  between McNeil Real Estate
                                  Fund IX,  Ltd.    and   McNeil   Real   Estate
                                  Management, Inc. (2)

              10.13               Property  Management  Agreement,  dated as  of
                                  November 12, 1991,  between  Ruskin Place Fund
                                  IX     Associates     and   McNeil Real Estate
                                  Management, Inc. (2)

              10.14               Property  Management  Agreement,  dated as  of
                                  November 12, 1991,  between Rolling Hills Fund
                                  IX Associates, L.P.  and    McNeil Real Estate
                                  Management, Inc. (2)

              10.15               Property  Management  Agreement,  dated as  of
                                  November 12, 1991,   between   Sherwood Forest
                                  Fund IX    Associates, L.P. and    McNeil Real
                                  Estate Management, Inc. (2)

              10.16               Property   Management  Agreement,  dated as of
                                  November 12,   1991,    between  Berkley Hills
                                  Associates and McNeil Real Estate  Management,
                                  Inc. (2)

              Exhibit
              Number              Description
              -------             -----------
              10.17               Asset Management  Agreement,  dated    as   of
                                  November 12, 1991,  between McNeil Real Estate
                                  Fund IX, Ltd. and McNeil Partners, L.P. (2)

              10.18               Revolving  Credit  Agreement,  dated August 6,
                                  1991,  between  McNeil Real Estate  Fund   IX,
                                  Ltd. and McNeil Partners, L.P.(2)

              10.19 Amendment of Property Management Agreement dated March 5, 1993 between the Partnership and McNeil Real Estate Management, Inc. (3)

              10.20               Property  management  agreement,  dated as  of
                                  January 28, 1993, between Pennbrook   Fund IX,
                                  L.P. and McNeil Real    Estate     Management,
                                  Inc. (3)

              10.21               Amendment  of  Property  Management  Agreement
                                  dated  March  5,  1993  between Pennbrook Fund
                                  IX Associates, L.P. and    McNeil  Real Estate
                                  Management, Inc. (3)

              10.22               Loan  Agreement  dated June 24,  1993  between
                                  Lexington  Mortgage  Company  and  McNeil Real
                                  Estate Fund IX, Ltd., et. al. (4)

              10.23               Master Property Management  Agreement,   dated
                                  as    of    June 24, 1993, between McNeil Real
                                  Estate Management, Inc. and McNeil Real Estate
                                  Fund IX, Ltd. (5)

              10.24               Mortgage  Note,   dated  September  28,  1989,
                                  between  Ruskin    Place   Fund  IX Associates
                                  and American Mortgages, Inc. (6)

              10.25               Modification  of    Mortgage      Note,  dated
                                  July 28, 1994,  between    Ruskin   Place Fund
                                  IX Associates and American Mortgages, Inc. (6)

              10.26 Deed of Trust Note, dated November 3, 1988, between Berkley Hills Associates and American
                                  Mortgages, Inc. (6)

              10.27               Modification  of Deed of Trust   Note,   dated
                                  July 28, 1994,     between    Berkley    Hills
                                  Associates and American Mortgages, Inc. (6)

              10.28               Loan Agreement,  dated     December  30, 1992,
                                  between Forest Park     Fund   IX   Associates
                                  Limited  Partnership,  McNeil Partners,  L.P.,
                                  McNeil Real    Estate     Fund    IX, Ltd. and
                                  Collateral Mortgage, Ltd. (6)

              Exhibit
              Number              Description
              -------             -----------
              10.29               Promissory    Note,    dated February 5, 1979,
                                  between  Summers-The    Heather     Apartments
                                  Company and The Mutual Benefit Life  Insurance
                                  Company. (6)

              10.30               Promissory  Note,  dated  September   2, 1988,
                                  between McNeil Real  Estate  Fund IX, Ltd. and
                                  FNB Mortgage Corp. (6)

              10.31               Multifamily  Note,   dated   January 29, 1993,
                                  between Pennbrook Fund IX Associates, L.P. and
                                  Washington Mortgage Financial Group, Ltd. (6)

              10.32               Modification of Mortgage Note,  dated June 30,
                                  1993,  between     Sherwood   Forest   Fund IX
                                  Associates and American Mortgages, Inc. (6)

              11.                 Statement    regarding    computation  of  Net
                                  Income  (Loss)    per   Limited    Partnership
                                  Unit (see Note 1 to Financial Statements).

              22.                 Following is  a    list of subsidiaries of the
                                  Partnership:
                                                                                             Names Under
                                                                   Jurisdiction              Which It Is
                                  Name of Subsidiary             of Incorporation          Doing Business
                                  ------------------             ----------------          --------------

                                  Berkley Hills Associates         Tennessee                    None

                                  Cherry Hills Fund IX
                                  Limited Partnership              Delaware                     None

                                  Forest Park Fund IX
                                  Associates Limited
                                  Partnership                      Ohio                         None

                                  Lantern Tree Fund IX
                                  Limited Partnership              Delaware                     None

                                  Meridian West Fund IX
                                  Limited Partnership              Delaware                     None

                                  Pennbrook Fund XI
                                  Associates, L.P.                 Texas                        None

                                  Rockborough Fund IX
                                  Limited Partnership              Delaware                     None

                                  Rolling Hills Fund IX
                                  Associates, L.P.                 Kentucky                     None

                                  Ruskin Place
                                  Fund IX Associates               Nebraska                     None

                                  Sherwood Forest
                                  Fund IX Associates               Michigan                     None

                                  Williamsburg Fund IX
                                  Limited Partnership              Delaware                     None

              The Partnership has omitted instruments with respect to long-term debt where the total amount of the securities authorized thereunder does not exceed 10% of the total assets of the Partnership. The Partnership agrees to furnish a copy of each such instrument to the Commission upon request.

        (1) Incorporated by reference to the Annual Report of McNeil Real Estate Fund IX, Ltd. (File No. 0-9026) on Form 10-K for the period ended December 31, 1990, as filed with the Securities and Exchange Commission on March 29, 1991.

        (2) Incorporated by reference to the Annual Report of McNeil Real Estate Fund IX, Ltd. (File No. 0-9026), on Form 10-K for the period ended December 31, 1991, as filed with the Securities and Exchange Commission on March 30, 1992.

        (3) Incorporated by reference to the Annual Report of McNeil Real Estate Fund IX, Ltd. (File No. 0-9026), on Form 10-K for the period ended December 31, 1992, as filed with the Securities and Exchange Commission on March 30, 1993.

        (4) Incorporated by reference to the Annual Report of McNeil Real Estate Fund XI, Ltd. (File No. 0-9783), on Form 10-K for the period ended December 31, 1993, as filed with the Securities and Exchange Commission on March 30, 1994.

        (5) Incorporated by reference to the Annual Report of McNeil Real Estate Fund IX, Ltd. (File No. 0-9026), on Form 10-K for the period ended December 31, 1993, as filed with the Securities and Exchange Commission on March 30, 1994.

        (6)   Incorporated  by  reference  to the Annual  Report of McNeil  Real
              Estate   Fund IX,  Ltd.  (File No. 0-9026),  on Form 10-K for the
              period   ended  December  31, 1995,  as filed with the  Securities
              and Exchange Commission on March 30, 1995.

        27.   Financial Data Schedule for the year ended December 31, 1995.

(B) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1995.

                        McNEIL REAL ESTATE FUND IX, LTD.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   McNEIL REAL ESTATE FUND IX, LTD.


                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



March 29, 1996                                     By:  /s/  Robert A. McNeil
------------------                                      ------------------------------------------------
Date                                                    Robert A. McNeil
                                                        Chairman of the Board and Director
                                                        (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 29, 1996                                     By:  /s/  Donald K. Reed
-----------------                                       ------------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Director of McNeil Investors, Inc.



March 29, 1996                                     By:  /s/  Ron K. Taylor
-----------------                                       ------------------------------------------------
Date                                                    Ron K. Taylor
                                                        Acting Chief Financial Officer
                                                            of McNeil Investors, Inc.



March 29, 1996                                     By:  /s/  Brandon K. Flaming
-----------------                                       ------------------------------------------------
Date                                                    Brandon K. Flaming
                                                        Chief Accounting Officer of McNeil Real Estate
                                                           Management, Inc.
