Form 10-Q
period 1996-03-31
MCNEIL REAL ESTATE FUND IX LTD
filed 1996-05-14
CIK 276326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period ended         March 31, 1996
                          ------------------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-9026




                        McNEIL REAL ESTATE FUND IX, LTD.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




         California                                     94-2491437
- --------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                         Identification No.)



              13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240
- --------------------------------------------------------------------------------
           (Address of principal executive offices)          (Zip code)



Registrant's telephone number, including area code      (214) 448-5800
                                                  ------------------------------



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                        McNEIL REAL ESTATE FUND IX, LTD.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ------- --------------------

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          March 31,          December 31,
                                                                            1996                 1995
                                                                       ----------------    ---------------
ASSETS
- -------
Real estate investments:
   Land.....................................................           $     6,716,099     $     6,716,099
   Buildings and improvements...............................                84,140,248          83,847,294
                                                                        --------------      --------------
                                                                            90,856,347          90,563,393
   Less:  Accumulated depreciation..........................               (49,177,539)        (48,129,231)
                                                                        --------------      --------------
                                                                            41,678,808          42,434,162

Cash and cash equivalents...................................                 3,095,386           3,059,582
Cash segregated for security deposits.......................                   534,624             534,609
Accounts receivable.........................................                   114,298             114,367
Prepaid expenses and other assets...........................                   219,609             223,959
Escrow deposits.............................................                 1,775,450           1,418,389
Deferred borrowing costs, net of accumulated amorti-
   zation of $743,267 and $689,693 at March 31,
   1996 and December 31, 1995, respectively.................                 2,132,244           2,185,818
                                                                        --------------      --------------

                                                                       $    49,550,419     $    49,970,886
                                                                        ==============      ==============

LIABILITIES AND PARTNERS' DEFICIT

Mortgage notes payable, net.................................           $    51,201,391     $    51,390,822
Accounts payable............................................                   121,840             266,777
Accrued property taxes......................................                 1,146,058             962,251
Accrued interest............................................                   373,282             374,740
Other accrued expenses......................................                   206,212             306,022
Payable to affiliates - General Partner.....................                   753,747             508,369
Security deposits and deferred rental revenue...............                   581,743             562,665
                                                                        --------------      --------------
                                                                            54,384,273          54,371,646
                                                                        --------------      --------------

Partners' deficit:
   Limited partners - 110,200 limited  partnership units
     authorized;  110,170 limited partnership units
     outstanding............................................                (1,734,238)         (1,574,003)
   General Partner..........................................                (3,099,616)         (2,826,757)
                                                                        --------------      --------------
                                                                            (4,833,854)         (4,400,760)

                                                                       $    49,550,419     $    49,970,886
                                                                        ==============      ==============




The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                               Three Months Ended
                                                                                    March 31,
                                                                       -----------------------------------
                                                                            1996                1995
                                                                       ---------------     ---------------
Revenue:
   Rental revenue...........................................           $     4,873,033     $     4,678,641
   Interest.................................................                    35,374              66,454
                                                                        --------------      --------------
     Total revenue..........................................                 4,908,407           4,745,095
                                                                        --------------      --------------

Expenses:
   Interest.................................................                 1,210,799           1,209,446
   Depreciation.............................................                 1,048,308             934,155
   Property taxes...........................................                   390,994             355,635
   Personnel expenses.......................................                   666,807             710,447
   Repair and maintenance...................................                   548,397             501,311
   Property management
     fees - affiliates......................................                   242,455             233,284
   Utilities................................................                   476,655             440,898
   Other property operating
     expenses...............................................                   297,032             312,697
   General and administrative...............................                    44,768              38,924
   General and administrative - affiliates..................                   150,861             183,169
                                                                        --------------      --------------
     Total expenses.........................................                 5,077,076           4,919,966
                                                                        --------------      --------------

Net loss....................................................           $      (168,669)    $      (174,871)
                                                                        ==============      ==============

Net loss allocated to limited partners......................           $      (160,235)    $      (466,157)
Net income allocated to General Partner.....................                    (8,434)            291,286
                                                                        --------------      --------------

Net loss....................................................           $      (168,669)    $      (174,871)
                                                                        ==============      ==============

Net loss per limited partnership unit.......................           $         (1.45)    $         (4.23)
                                                                        ==============      ==============



The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

               For the Three Months Ended March 31, 1996 and 1995

                                                                                                    Total
                                                     General                Limited                Partners'
                                                     Partner                Partners                Deficit
                                                 ---------------         ---------------       ---------------

Balance at December 31, 1994..............       $   (2,439,996)         $     (561,005)       $   (3,001,001)

Net income (loss).........................              291,286                (466,157)             (174,871)

Management Incentive Distribution.........             (252,244)                      -              (252,244)
                                                  -------------           -------------         -------------

Balance at March 31, 1995.................       $   (2,400,954)         $   (1,027,162)       $   (3,428,116)
                                                  =============           =============         =============


Balance at December 31, 1995..............       $   (2,826,757)         $   (1,574,003)       $   (4,400,760)

Net loss..................................               (8,434)               (160,235)             (168,669)

Management Incentive Distribution.........             (264,425)                      -              (264,425)
                                                  -------------           -------------         -------------

Balance at March 31, 1996.................       $   (3,099,616)         $   (1,734,238)       $   (4,833,854)
                                                  =============           =============         =============














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

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                                Three Months Ended
                                                                                     March 31,
                                                                       ------------------------------------
                                                                            1996                 1995
                                                                       ----------------    ----------------
Cash flows from operating activities:
   Cash received from tenants...............................           $     4,878,186     $     4,697,131
   Cash paid to suppliers...................................                (2,319,541)         (2,193,723)
   Cash paid to affiliates..................................                  (412,363)           (419,490)
   Interest received........................................                    35,374              66,454
   Interest paid............................................                (1,148,080)         (1,076,784)
   Property taxes paid and escrowed.........................                  (504,784)           (409,878)
                                                                        --------------      --------------
Net cash provided by operating activities...................                   528,792             663,710
                                                                        --------------      --------------

Cash flows from investing activities:
   Additions to real estate investments.....................                  (292,954)           (426,042)
                                                                        --------------      --------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable................................................                  (200,034)           (172,050)
   Management Incentive Distribution........................                         -            (337,994)
                                                                        --------------      --------------
Net cash used in financing activities.......................                  (200,034)           (510,044)
                                                                        --------------      --------------

Increase (decrease) in cash and cash
   equivalents..............................................                    35,804            (272,376)

Cash and cash equivalents at beginning of
   period...................................................                 3,059,582           4,199,844
                                                                        --------------      --------------

Cash and cash equivalents at end of period..................           $     3,095,386     $     3,927,468
                                                                        ==============      ==============





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

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities


                                                                               Three Months Ended
                                                                                    March 31,
                                                                       ------------------------------------
                                                                            1996                 1995
                                                                       ----------------    ----------------
Net loss....................................................           $      (168,669)    $      (174,871)
                                                                        --------------      --------------

Adjustments to reconcile net loss to net cash provided
   by operating activities:
   Depreciation.............................................                 1,048,308             934,155
   Amortization of deferred borrowing costs.................                    53,574              50,479
   Amortization of mortgage discounts.......................                    10,603              10,043
   Changes in assets and liabilities:
     Cash segregated for security deposits..................                       (15)             14,400
     Accounts receivable....................................                        69               7,442
     Prepaid expenses and other assets......................                     4,350              42,324
     Escrow deposits........................................                  (357,061)           (213,760)
     Accounts payable.......................................                  (144,937)           (280,859)
     Accrued property taxes.................................                   183,807             213,000
     Accrued interest.......................................                    (1,458)             72,141
     Other accrued expenses.................................                   (99,810)            (16,829)
     Payable to affiliates - General Partner................                   (19,047)             (3,037)
     Security deposits and deferred rental
       revenue..............................................                    19,078               9,082
                                                                        --------------      --------------
       Total adjustments....................................                   697,461             838,581
                                                                        --------------      --------------

Net cash provided by operating activities...................           $       528,792     $       663,710
                                                                        ==============      ==============








The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                          Notes to Financial Statements
                                   (Unaudited)

                                 March 31, 1996

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

NOTE 2.
- -------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund IX, Ltd., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

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

Under terms of the Amended Partnership Agreement, the Partnership is paying a Management Incentive Distribution ("MID") to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. The maximum MID percentage decreases subsequent to 1999. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items.

MID will be paid to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income, as defined ("the Entitlement Amount"), and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or
(ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                                Three Months Ended
                                                                                     March 31,
                                                                       -----------------------------------
                                                                            1996                 1995
                                                                       ---------------     ---------------
Property management fees - affiliates.......................           $       242,455     $       233,284
Charged to general and administrative -
   affiliates:
   Partnership administration...............................                   150,861             183,169
                                                                        --------------      --------------

                                                                       $       393,316     $       416,453
                                                                        ==============      ==============

Charged to General Partner's deficit:
   Management Incentive Distribution........................           $       264,425     $       252,244
                                                                        ==============      ==============

NOTE 4.
- -------

On April 24, 1996, a fire damaged 12 of the 272 units at Sheraton Hills Apartments. The Partnership is unable to estimate the cost of the damage at this time. Costs to repair or replace the damaged units are expected to be covered by insurance.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -------    -----------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At March 31, 1996, the
Partnership owned fourteen apartment properties. All but one of the Partnership's properties are subject to mortgage notes.

RESULTS OF OPERATIONS
- ---------------------

Revenue:

Rental revenue for the three months ended March 31, 1996 increased $194,392 or 4.2% compared to the same period of 1995. Rental revenues increased at eleven of the Partnership's fourteen properties. The Partnership raised base rental rates an average of 11.8% at all of its properties except for Cherry Hills Apartments which remained unchanged. Increases in base rental rates were partially offset by lower average occupancy rates at nine of the Partnership's properties. Of the nine properties that experienced decreases, Westgate Apartments reported the largest decrease of 13% from 96% at March 31, 1995 to 83% at March 31, 1996. At the five remaining Partnership's properties, occupancy rates increased or remained the same. Of the properties that experienced increases in occupancy, Cherry Hills Apartments showed the largest increase of 5% from 86% at March 31, 1995 to 91% at March 31, 1996.

Interest revenue decreased by $31,080 or 47% for the first quarter of 1996 compared to the same period of 1995. The decrease is due to a decrease in interest earned on short-term investments of cash and cash equivalents, the result of a decline in the average cash balances invested in these accounts in the first quarter of 1996. In addition, interest revenue received on capital escrow accounts decreased in the first quarter of 1996 due to the capital escrow accounts on Cherry Hills, Lantern Tree, Meridian West, Rockborough, and Williamsburg having been fully reimbursed prior to January 1996. Interest income on these capital escrow accounts was recorded in the first quarter of 1995. No such income was recorded in 1996.

Expenses:

Partnership expenses increased $157,110 or 3.2% for the first three months of 1996 compared to the first three months of 1995. Expenses increased at twelve of the Partnership's fourteen properties. Expenses were unchanged at Pennbrook Apartments and decreased 1.2% at Rockborough Apartments. The increased expenses were concentrated in depreciation and general and administrative.

Depreciation expense increased $114,153 or 12% for the first three months of 1996 compared to first three months of 1995. The Partnership added $3.45 million of capital improvements to its properties in the 12 months ended March 31, 1996. Depreciation on the capital improvements led to the increase in depreciation expense. The improvements generally are being depreciated over lives ranging from five to ten years.

General and administrative increased $5,844 or 15% for the three month period ended March 31, 1996 compared to the same period of 1995 due to the Partnership incurring costs to defend class action litigation.

General and administrative - affiliate decreased $32,308 or 17.6% for the first three months of 1996 compared to the first three months of 1995. The decrease was due to a decrease in overhead expenses allocated to the Partnership in 1996.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Partnership reported a loss of $168,669 for the first three months of 1996, a slight improvement from the $174,871 loss recorded for the first three months of 1995. Cash provided by operations decreased $134,918 or 20%. The decrease in cash flow provided by operations was principally the result of a 23% increase in property taxes paid and escrowed and a 5.7% increase in cash paid to suppliers. These increases in cash paid were offset by a 4% increase in cash received from tenants.

The Partnership continues to invest significant resources into capital improvements at its properties. During the first three months, capital improvement expenditures decreased $133,088 or 45% compared to the first three months of 1995. The Partnership has budgeted $1,563,128 of capital improvement expenditures for 1996.

The Partnership also decreased its expenditures in the financing area. Management Incentive Distributions ("MID") incurred by the Partnership have not been paid in 1996. Scheduled principal payments on the Partnership's mortgage notes increased 16% to $200,034.

Short-term liquidity:

The Partnership began 1996 with adequate cash reserves. These reserves will be needed to address continuing capital improvement needs in light of aging condition of the Partnership's properties. The Partnership has budgeted $1.6 million for capital improvements for 1996 in addition to the $10.5 million of capital improvements made during the past three years. The General Partner believes these capital improvements are necessary to allow the Partnership to increase its rental revenues in the competitive markets in which the Partnership's properties operate. These expenditures also allow the Partnership to reduce certain repair and maintenance expenses from amounts that would otherwise be incurred.

At March 31, 1996, the Partnership held $3,095,386 of cash and cash equivalents, up $35,804 from the balance at the beginning of 1996. The General Partner anticipates that cash generated from operations for the remainder of 1996 will be sufficient to fund the Partnership's budgeted capital improvements and to repay the current portion of the Partnership's mortgage notes. However, 1996 cash flow from operations likely will not be adequate to pay the MID due to the General Partner. The Partnership will use its cash reserves to pay the MID. The General Partner considers the Partnership's cash reserves adequate for anticipated operations for the remainder of 1996.

The General Partner has established a revolving credit facility, not to exceed $5,000,000 in the aggregate, which will be available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive additional funds from the facility because no amount will be reserved for any particular partnership. As of March 31, 1996, $2,662,819 remained available from the facility; however, additional funds could become available as other partnerships repay borrowings. This commitment will terminate on November 12, 1996.

Long-term liquidity:

For the long term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the $10.5 million of capital improvements made by the Partnership during the past three years will yield improved cash flow from operations in 1996. Furthermore, the General Partner has budgeted an additional $1.6 of capital improvements for 1996. If the Partnership's cash position deteriorates, the General Partner may elect to defer certain of the capital.

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

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the three month period ended March 31, 1996, a net loss ($8,434) was allocated to the General Partner. The limited partners received allocations of net loss of ($160,235) for the three month period ended March 31, 1996.

With the exception of the MID, distributions to partners have been suspended since 1986 as part of the General Partner's policy of maintaining adequate cash reserves. Distributions to Unit holders will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the Unit holders. MID for the first three months of 1996 amounted to $264,425.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -------  --------------------------------

(a)     Exhibits.

        Exhibit
        Number             Description

        4. Amended and Restated Partnership Agreement, dated November 12, 1991. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1991).

        11. Statement regarding computation of net loss per limited partnership unit: Net loss per limited partnership unit is computed by dividing net loss allocated to the limited partners by the number of limited partnership units outstanding. Per unit information has been computed based on 110,170 limited partnership units outstanding in 1996 and 1995.

        27.                Financial   Data   Schedule   for  the  quarter ended
                           March 31, 1996.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                        McNEIL REAL ESTATE FUND IX, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                          McNEIL REAL ESTATE FUND IX, Ltd.

                          By:  McNeil Partners, L.P., General Partner

                               By: McNeil Investors, Inc., General Partner



May 14, 1996                   By: /s/ Donald K. Reed
- -------------------                ---------------------------------------------
Date                               Donald K. Reed
                                   President and Chief Executive Officer



May 14, 1996                   By: /s/ Ron K. Taylor
- -------------------                ---------------------------------------------
Date                               Ron K. Taylor
                                   Acting Chief Financial Officer of
                                    McNeil Investors, Inc.



May 14, 1996                   By: /s/ Brandon K. Flaming
- -------------------                ---------------------------------------------
Date                               Brandon K. Flaming
                                   Chief Accounting Officer of McNeil
                                    Real Estate Management, Inc.