Form 10-Q
period 1996-06-30
MCNEIL REAL ESTATE FUND IX LTD
filed 1996-08-14
CIK 276326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934


    For the period ended           June 30, 1996
                        --------------------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ______________ to_____________
    Commission file number  0-9026
                          --------



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

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          June 30,           December 31,
                                                                            1996                 1995
                                                                       ---------------     ---------------
ASSETS
- ------
Real estate investments:
   Land.....................................................           $     6,370,834     $     6,716,099
   Buildings and improvements...............................                80,364,304          83,847,294
                                                                        --------------      --------------
                                                                            86,735,138          90,563,393
   Less:  Accumulated depreciation..........................               (47,667,168)        (48,129,231)
                                                                        --------------      --------------
                                                                            39,067,970          42,434,162

Asset held for sale                                                          2,042,384                   -

Cash and cash equivalents...................................                 2,387,931           3,059,582
Cash segregated for security deposits.......................                   561,024             534,609
Accounts receivable.........................................                   137,470             114,367
Insurance proceeds receivable...............................                   529,799                   -
Prepaid expenses and other assets...........................                   223,765             223,959
Escrow deposits.............................................                 1,311,931           1,418,389
Deferred borrowing costs, net of accumulated amorti-
   zation of $796,841 and $689,693 at June 30,
   1996 and December 31, 1995, respectively.................                 2,078,670           2,185,818
                                                                        --------------      --------------

                                                                       $    48,340,944     $    49,970,886
                                                                        ==============      ==============

LIABILITIES AND PARTNERS' DEFICIT
- ---------------------------------

Mortgage notes payable, net.................................           $    51,007,280     $    51,390,822
Accounts payable............................................                   146,292             266,777
Accrued property taxes......................................                   843,093             962,251
Accrued interest............................................                   370,562             374,740
Other accrued expenses......................................                   173,578             306,022
Deferred gain on involuntary conversion.....................                   440,506                   -
Payable to affiliates - General Partner.....................                   146,556             508,369
Security deposits and deferred rental revenue...............                   612,690             562,665
                                                                        --------------      --------------
                                                                            53,740,557          54,371,646
                                                                        --------------      --------------

Partners' deficit:
   Limited partners - 110,200 limited  partnership units
     authorized;  110,170 limited partnership units
     outstanding............................................                (2,820,543)         (1,574,003)
   General Partner..........................................                (2,579,070)         (2,826,757)
                                                                        --------------      --------------
                                                                            (5,399,613)         (4,400,760)
                                                                        --------------      --------------

                                                                       $    48,340,944     $    49,970,886
                                                                        ==============      ==============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                      Six Months Ended
                                                  June 30,                              June 30,
                                      ---------------------------------    ---------------------------------
                                          1996               1995               1996                1995
                                      --------------     --------------    --------------     --------------
Revenue:
   Rental revenue................     $    4,952,897     $    4,742,374    $    9,825,930     $    9,421,015
   Interest......................             33,536             55,781            68,910            122,235
   Gain on legal settlement......                  -             70,817                 -             70,817
                                       -------------      -------------     -------------      -------------
     Total revenue...............          4,986,433          4,868,972         9,894,840          9,614,067
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................          1,203,827          1,211,547         2,414,626          2,420,993
   Depreciation..................          1,062,465            952,702         2,110,773          1,886,857
   Property taxes................            374,506            355,179           765,500            710,814
   Personnel expense.............            582,883            586,725         1,249,690          1,297,172
   Repair and maintenance........            690,263            656,747         1,238,660          1,158,058
   Property management
     fees - affiliates...........            245,380            234,804           487,835            468,088
   Utilities.....................            412,478            364,057           889,133            804,955
   Other property operating
     expenses....................            305,588            306,518           602,620            619,215
   General and administrative....             35,411             36,153            80,179             75,077
   General and administrative -
     affiliates..................            150,272            244,236           301,133            427,405
   Loss on impairment of value...            220,157                  -           220,157                  -
                                       -------------      -------------     -------------      -------------
     Total expenses..............          5,283,230          4,948,668        10,360,306          9,868,634
                                       -------------      -------------     -------------      -------------

Net loss.........................     $     (296,797)    $      (79,696)   $     (465,466)    $     (254,567)
                                       =============      =============     =============      =============

Net loss allocated to limited
   partners......................     $   (1,086,305)    $     (146,061)   $   (1,246,540)    $     (612,218)
Net income allocated to
   General Partner...............            789,508             66,365           781,074            357,651
                                       -------------      -------------     -------------      -------------

Net loss.........................     $     (296,797)    $      (79,696)   $     (465,466)    $     (254,567)
                                       =============      =============     =============      =============
Net loss per limited
   partnership unit..............     $        (9.86)    $        (1.33)   $       (11.31)    $        (5.56)
                                       =============      =============     =============      =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

                 For the Six Months Ended June 30, 1996 and 1995

                                                                                                    Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners               Deficit
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1994..............       $   (2,439,996)         $     (561,005)       $   (3,001,001)

Net income (loss).........................              357,651                (612,218)             (254,567)

Management Incentive Distribution.........             (482,002)                      -              (482,002)
                                                  -------------           -------------         -------------

Balance at June 30, 1995..................       $   (2,564,347)         $   (1,173,223)       $   (3,737,570)
                                                  =============           =============         =============


Balance at December 31, 1995..............       $   (2,826,757)         $   (1,574,003)       $   (4,400,760)

Net income (loss).........................              781,074              (1,246,540)             (465,466)

Management Incentive Distribution.........             (533,387)                      -              (533,387)
                                                  -------------           -------------         -------------

Balance at June 30, 1996..................       $   (2,579,070)         $   (2,820,543)       $   (5,399,613)
                                                  =============           =============         =============













The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                      Decrease in Cash and Cash Equivalents

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                       ------------------------------------
                                                                             1996                1995
                                                                       ----------------    ----------------
Cash flows from operating activities:
   Cash received from tenants...............................           $     9,800,417     $     9,441,598
   Cash received from legal settlement......................                         -              70,817
   Cash paid to suppliers...................................                (4,333,511)         (4,099,304)
   Cash paid to affiliates..................................                  (797,555)           (840,132)
   Interest received........................................                    68,910             122,235
   Interest paid............................................                (2,290,451)         (2,226,786)
   Property taxes paid and escrowed.........................                  (731,686)           (679,522)
                                                                        --------------      --------------
Net cash provided by operating activities...................                 1,716,124           1,788,906
                                                                        --------------      --------------

Cash flows from investing activities:
   Additions to real estate investments.....................                (1,096,415)         (1,431,834)
                                                                        --------------      --------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable................................................                  (404,747)           (360,497)
   Management Incentive Distribution........................                  (886,613)           (451,994)
                                                                        --------------      --------------
Net cash used in financing activities.......................                (1,291,360)           (812,491)
                                                                        --------------      --------------

Decrease in cash and cash equivalents.......................                  (671,651)           (455,419)

Cash and cash equivalents at beginning of
   period...................................................                 3,059,582           4,199,844
                                                                        --------------      --------------

Cash and cash equivalents at end of period..................           $     2,387,931     $     3,744,425
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

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                       ------------------------------------
                                                                             1996                1995
                                                                       ----------------    ----------------
Net loss....................................................           $      (465,466)    $      (254,567)
                                                                        --------------      --------------

Adjustments to reconcile net loss to net cash provided
   by operating activities:
   Depreciation.............................................                 2,110,773           1,886,857
   Amortization of deferred borrowing costs.................                   107,148             100,958
   Amortization of mortgage discounts.......................                    21,205              20,086
   Loss on impairment of value..............................                   220,157                   -
   Changes in assets and liabilities:
     Cash segregated for security deposits..................                   (26,415)              5,926
     Accounts receivable....................................                   (23,103)             (6,496)
     Prepaid expenses and other assets......................                       194              74,395
     Escrow deposits........................................                   106,458             (66,007)
     Accounts payable.......................................                  (120,485)           (228,901)
     Accrued property taxes.................................                  (119,158)            144,310
     Accrued interest.......................................                    (4,178)             73,163
     Other accrued expenses.................................                  (132,444)            (54,473)
     Payable to affiliates - General Partner................                    (8,587)             55,361
     Security deposits and deferred rental
       revenue..............................................                    50,025              38,294
                                                                        --------------      --------------
       Total adjustments....................................                 2,181,590           2,043,473
                                                                        --------------      --------------

Net cash provided by operating activities...................           $     1,716,124     $     1,788,906
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

                                  June 30, 1996

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                       Six Months Ended
                                                            June 30,
                                                  --------------------------
                                                     1996            1995
                                                  ----------      ----------

Property management fees - affiliates.......      $  487,835      $  468,088
Charged to general and administrative -
   affiliates:
   Partnership administration...............         301,133         427,405
                                                   ---------       ---------

                                                  $  788,968      $  895,493
                                                   =========       =========

Charged to General Partner's deficit:
   Management Incentive Distribution........      $  533,387      $  482,002
                                                   =========       =========

NOTE 4.
- -------

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995, the Partnership received in full satisfaction of its claims, $53,574 in cash, and common and preferred stock in the reorganized Southmark. The cash and stock represent the Partnership's pro-rata share of Southmark assets available for Class 8 claimants. The Partnership sold the Southmark common and preferred stock in May 1995, for $17,243 which, when combined with the cash proceeds from Southmark, resulted in a gain on legal settlement of $70,817.

NOTE 5.
- -------

On April 24, 1996, a fire destroyed or damaged 12 units at Sheraton Hills Apartments. The estimated cost to repair the fire damage is $529,799. Insurance proceeds will reimburse the Partnership for all costs incurred as a result of the fire. A deferred involuntary conversion gain of $440,506 has been recorded on the Partnership's June 30, 1996 Balance Sheet. The deferred involuntary conversion gain equals the insurance proceeds receivable less the adjusted basis of the property destroyed or damaged by the fire. The deferred involuntary conversion gain will be recognized as the insurance proceeds are received. Reconstruction of the destroyed or damaged units will likely be completed during the third quarter of 1996.

NOTE 6.
- -------

On July 30, 1996, the Partnership sold Westridge Apartments to an unaffiliated purchaser for a cash sales price of $2,110,500. The Partnership agreed to finance a portion of the sales price by accepting a short-term, $1,550,000 mortgage note from the purchaser. The mortgage note bears interest at 10.0% per annum and requires monthly interest-only payments. The mortgage note matures nine months from the date of sale, by which time the purchaser is to have arranged permanent financing. Cash proceeds from the sale, as well as the loss on sale of Westridge Apartments are detailed below.

                                           Loss on Sale    Cash Proceeds
                                           -------------   -------------

   Cash sales price...............         $  2,110,500    $  2,110,500
   Selling costs..................              (68,117)        (68,117)
   Basis of real estate sold......           (2,262,540)
                                            -----------

   Loss on sale...................         $   (220,157)
                                            ===========

   Mortgage note retained by
     the Partnership..............                           (1,550,000)
                                                            -----------

   Net cash proceeds..............                         $    492,383
                                                            ===========

Due to the sale of Westridge Apartments in July, the Partnership's investment in Westridge Apartments is classified as an asset held for sale on the Partnership's June 30, 1996 Balance Sheet. The reclassification of Westridge Apartments from real estate investment to asset held for sale is effective June 1, 1996.

In 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This accounting standard requires that assets held for sale be valued at the lesser of the assets' carrying value or the sum of the expected future cash flows of the assets. Consequently, the loss on sale incurred by the Partnership during the third quarter is recognized as a second quarter loss on impairment of value in the Partnership's Statements of Operations for the three month and six month periods ended June 30, 1996.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -------   -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At June 30, 1996, the Partnership owned fourteen apartment properties. All but one of the Partnership's properties are subject to mortgage notes. On July 30, 1996, the Partnership sold Westridge Apartments. Proceeds from the sale of Westridge Apartments will be added to the Partnership's cash reserves.

RESULTS OF OPERATIONS
- ---------------------

Revenue:

Rental revenue increased $210,523 or 4.4% and $404,915 or 4.3% for the three month and six month periods ended June 30, 1996 as compared to the same periods of 1995. Rental revenues increased at thirteen of the Partnership's fourteen properties. The sole exception, Westgate Apartments, reported a 6% decrease in rental revenue. Base rental rates increased an average of 4% at the Partnership's various properties. Increases in base rental rates were partially offset by lower occupancy rates at eight of the Partnership's properties. The six remaining properties reported increased or stable occupancy rates. Cherry Hills Apartments reported the best improvement in occupancy, raising its occupancy rate to 97.1% from 91.4% at the end of 1995.

Interest revenue decreased by 40% and 44% for the three month and six month periods ended June 30, 1996 as compared to the same periods of 1995. The decline in interest revenue reflects decreased balances in interest-bearing escrow accounts maintained by mortgagees as well as a decrease in cash and cash equivalents invested in interest bearing accounts.

Revenues for 1995 also reflect a $70,187 gain on settlement of the Partnership's claims against Southmark Corporation's (the parent of the former general partner of the Partnership) bankruptcy estate. No such revenue was received in 1996.

Expenses:

Partnership expenses increased $334,562 or 6.8% and $491,672 or 5.0% for the three month and six month periods ended June 30, 1996 as compared to the same periods of 1995. The principal factor behind the increased expenses was the loss on impairment of value of Westridge Apartments recognized by the Partnership as a consequence of putting Westridge Apartments on the market for sale. Excluding the loss on impairment of value, expenses decreased 2.9% at Westridge Apartments, but increased at all of the Partnership's remaining properties. The increased expenses were concentrated in depreciation and utilities. These increases were partially offset by a 30% decrease in general and administrative expenses paid to affiliates.

Depreciation expense increased 11.5% and 11.9% for the three month and six month periods ended June 30, 1996 as compared to the same periods of 1995. The Partnership added approximately $3.25 million of capital improvements to its properties in the twelve months ended June 30, 1996. The improvements are being depreciated over lives ranging from five to ten years. Depreciation charges on the new improvements accounts for the increased depreciation expense.

Utilities increased 13.3% and 10.5% for the three month and six month periods ended June 30, 1996 as compared to the same periods of 1995. Utilities increased at ten of the Partnership's fourteen properties. Four properties in particular, Berkley Hills Apartments, Forest Park Village Apartments, Westgate Apartments and Williamsburg Apartments, reported increases in excess of 20% due to a combination of factors such as increased utility rates, mix of vacant to occupied units, and adverse weather conditions.

General and administrative expenses paid to affiliates decreased 38% and 30% for the three month and six month periods ended June 30, 1996 as compared to the same periods of 1995. Partnership administrative expenses charged to the Partnership by affiliates of the General Partner decreased in 1996 compared to 1995.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Partnership reported a loss of $465,466 for the first six months of 1996. Except for the charge for impairment of value on Westridge Apartments, the net loss for the first six months of 1996 would have been slightly better than the $254,567 loss reported by the Partnership for the six month period ended June 30, 1995. Cash provided by operations decreased $72,782 or 4.1% to $1,716,124. Excluding the $70,817 of cash received from the 1995 legal settlement involving Southmark's bankruptcy, cash flow from operating activities is virtually identical in 1996 compared to 1995.

Although the Partnership continues to invest significant resources into capital improvements at its properties, the scope of such investments has decreased in
1996. The budgeted capital improvements for 1996 total $1.56 million, approximately one half the amount invested during each of the past three years.

Management Incentive Distributions ("MID") paid by the Partnership increased $434,619 to $886,613 for the first six months of 1996. The Partnership paid MID accrued but unpaid from 1995 as well as MID from 1996. Principal payment on the Partnership's mortgage notes round out the financing activity of the Partnership. Such repayments generally will increase modestly over the years as the Partnership continues to pay down the balances on its mortgage notes.

Short-term liquidity:

The Partnership began 1996 with adequate cash reserves. These reserves will be needed to address continuing capital improvement needs in light of aging condition of the Partnership's properties. The Partnership has budgeted $1.56 million for capital improvements for 1996 in addition to the $10.5 million of capital improvements made during the past three years. The General Partner believes these capital improvements are necessary to allow the Partnership to increase its rental revenues in the competitive markets in which the Partnership's properties operate. These expenditures also allow the Partnership to reduce certain repair and maintenance expenses from amounts that would otherwise be incurred.

At June 30, 1996, the Partnership held $2,387,931 of cash and cash equivalents, down $671,651 from the balance at the beginning of 1996. The General Partner anticipates that cash generated from operations for the remainder of 1996 will be sufficient to fund the Partnership's budgeted capital improvements and to repay the current portion of the Partnership's mortgage notes. However, 1996 cash flow from operations likely will not be adequate to pay the MID due to the General Partner. The Partnership will use its cash reserves to pay the MID. The General Partner considers the Partnership's cash reserves adequate for anticipated operations for the remainder of 1996.

On July 30, 1996, the Partnership sold its investment in Westridge Apartments. Proceeds from the sale amounted to approximately $492,000 of cash and a $1,550,000 short-term mortgage note. The mortgage note bears interest at 10% per annum, and matures nine months from the date of sale. The Partnership will use the proceeds from the sale of Westridge Apartments to increase its reserves of cash and cash equivalents.

The General Partner has established a revolving credit facility, not to exceed $5,000,000 in the aggregate, which will be available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive additional funds from the facility because no amount will be reserved for any particular partnership. As of June 30, 1996, $4,082,159 remained available from the facility; however, additional funds could become available as other partnerships repay borrowings. This commitment will terminate on November 12, 1996.

Long-term liquidity:

For the long term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the capital improvements made by the Partnership during the past three years will yield improved cash flow from operations in 1996 and beyond. Furthermore, the General Partner has budgeted $1.56 million of capital improvements for 1996. If the Partnership's cash position deteriorates, the General Partner may elect to defer some of the capital improvements, except where such improvements are expected to increase the competitiveness or marketability of the Partnership's properties.

As an additional source of liquidity, the General Partner may, from time to time, attempt to sell Partnership properties judged to be mature considering the circumstances of the market in which the properties are located, as well as the Partnership's need for liquidity. However, there can be no guarantee that the Partnership will be able to sell any of its properties for an amount sufficient to retire the related mortgage note and still provide cash proceeds to the Partnership, or that such proceeds could be timed to coincide with the liquidity needs of the Partnership. In this regard, the Partnership sold Westridge Apartments on July 30, 1996.

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the three month and six month periods ended June 30, 1996, net income of 789,508 and 781,074, respectively, was allocated to the General Partner. The limited partners received allocations of net loss of ($1,086,305) and ($1,246,540) for the three month and six month periods ended June 30, 1996, respectively.

With the exception of the MID, distributions to partners have been suspended since 1986 as part of the General Partner's policy of maintaining adequate cash reserves. Distributions to Unit holders will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the Unit holders. MID for the first six months of 1996 amounted to $533,387.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
- -------  -----------------

Two class action lawsuits styled Robert Lewis vs. McNeil Partners, L.P., et. al., filed in the District Court of Dallas County, Texas, and James F. Schofield, et. al. vs. McNeil Partners, L.P., et. al., filed in the United States District Court, Southern District of New York, have been voluntarily dismissed without prejudice by the respective plaintiffs in such actions.

ITEM 5.  OTHER INFORMATION
- -------  -----------------

On August 5, 1996, High River Limited Partnership ("High River"), a partnership controlled by Carl Icahn ("Icahn"), and certain Icahn's affiliates, filed documents with the Securities and Exchange Commission disclosing that High River had entered into a letter agreement dated August 2, 1996 with the attorneys for the plaintiffs in the case styled James F. Schofield, et. al. ("Plaintiffs") v. McNeil Partners, L.P., et. al. The letter agreement provided, among other things, that (i) High River will commence, as soon as possible, but in no event more than six months, a tender offer for any and all of the outstanding Units of the Partnership and other affiliated partnerships (the "Partnerships") at a price that is not less than 75% of the estimated liquidation value of the Units (as determined by utilizing the same methodology that was used to determine the liquidation values in High River's previous tender offers for the Partnerships, as previously disclosed), which tender offer may be subject to such other terms and conditions as High River determines in its sole discretion; (ii) in the event that High River attains the position of general partner in any of the
Partnerships: (a) High River will take all actions necessary to cause a 25% reduction of fees of such Partnerships, (b) High River will not cause such Partnerships to take any action to discontinue the litigation with respect to receivable claims and (c) High River and Plaintiffs' counsel will in good faith execute an appropriate Stipulation of Settlement based upon the terms of the letter agreement, which stipulation shall not include a settlement or provide a release of the receivable claims; and (iii) from and after the date of the letter agreement, Plaintiffs' counsel agreed they will not enter into any settlement of the claims asserted in such litigation that does not provide for all consideration contained in a demand letter dated June 24, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -------  --------------------------------

(a)     Exhibits.

        Exhibit
        Number             Description
        -------            -----------

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

        27.                Financial   Data   Schedule  for   the  quarter ended
                           June 30, 1996.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                        McNEIL REAL ESTATE FUND IX, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                              McNEIL REAL ESTATE FUND IX, Ltd.

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner



August 14, 1996                    By: /s/ Donald K. Reed
- -----------------                     ------------------------------------------
Date                                  Donald K. Reed
                                      President and Chief Executive Officer



August 14, 1996                    By: /s/ Ron K. Taylor
- -----------------                     ------------------------------------------
Date                                  Ron K. Taylor
                                      Acting Chief Financial Officer of
                                      McNeil Investors, Inc.



August 14, 1996                    By: /s/ Brandon K. Flaming
- -----------------                     ------------------------------------------
Date                                  Brandon K. Flaming
                                      Chief Accounting Officer of McNeil
                                      eal Estate Management, Inc.