Form 10-Q
period 1996-09-30
MCNEIL REAL ESTATE FUND IX LTD
filed 1996-11-14
CIK 276326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[x]  QUARTERLY  REPORT  PURSUANT  TO   SECTION  13  OR  15(d) OF  THE SECURITIES
      EXCHANGE ACT OF 1934


      For the period ended     September 30, 1996
                           -----------------------------------------------------


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




              13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240
--------------------------------------------------------------------------------
             (Address of principal executive offices)       (Zip code)



Registrant's telephone number, including area code  (972) 448-5800
                                                   -----------------------------



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ----

                        McNEIL REAL ESTATE FUND IX, LTD.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                        September 30,        December 31,
                                                                            1996                 1995
                                                                       ---------------     ---------------
ASSETS
------
Real estate investments:
   Land.....................................................           $     6,370,834     $     6,716,099
   Buildings and improvements...............................                81,029,837          83,847,294
                                                                        --------------      --------------
                                                                            87,400,671          90,563,393
   Less:  Accumulated depreciation..........................               (48,703,512)        (48,129,231)
                                                                        --------------      --------------
                                                                            38,697,159          42,434,162

Cash and cash equivalents...................................                 2,794,581           3,059,582
Cash segregated for security deposits.......................                   564,697             534,609
Accounts receivable.........................................                    63,372             114,367
Insurance proceeds receivable...............................                   529,799                   -
Prepaid expenses and other assets...........................                   222,719             223,959
Escrow deposits.............................................                 1,514,593           1,418,389
Mortgage note receivable....................................                 1,550,000                   -
Deferred borrowing costs, net of accumulated amorti-
   zation of $850,415 and $689,693 at September 30,
   1996 and December 31, 1995, respectively.................                 2,025,096           2,185,818
                                                                        --------------      --------------

                                                                       $    47,962,016     $    49,970,886
                                                                        ==============      ==============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................           $    50,806,894     $    51,390,822
Accounts payable............................................                    15,033             266,777
Accrued interest............................................                   370,263             374,740
Accrued property taxes......................................                 1,019,725             962,251
Other accrued expenses......................................                   207,936             306,022
Payable to affiliates - General Partner.....................                   160,683             508,369
Deferred gain on involuntary conversion.....................                   440,506                   -
Security deposits and deferred rental revenue...............                   599,291             562,665
                                                                        --------------      --------------
                                                                            53,620,331          54,371,646
                                                                        --------------      --------------

Partners' deficit:
   Limited partners - 110,200 limited partnership units
     authorized;  110,170 limited partnership units
     outstanding............................................                (3,003,557)         (1,574,003)
   General Partner..........................................                (2,654,758)         (2,826,757)
                                                                        --------------      --------------
                                                                            (5,658,315)         (4,400,760)
                                                                        --------------      --------------

                                                                       $    47,962,016     $    49,970,886
                                                                        ==============      ==============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                           Three Months Ended                      Nine Months Ended
                                               September 30,                         September 30,
                                      ---------------------------------    ---------------------------------
                                          1996               1995               1996                1995
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $    4,954,103     $    4,822,479    $   14,780,033     $   14,243,494
   Interest on mortgage note
     receivable..................             26,264                  -            26,264                  -
   Other interest................             55,068             53,630           123,978            175,865
   Gain on involuntary
     conversion..................                  -            108,653                 -            108,653
   Gain on legal settlement......                  -                  -                 -             70,817
                                       -------------      -------------     -------------      -------------
     Total revenue...............          5,035,435          4,984,762        14,930,275         14,598,829
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................          1,198,085          1,212,292         3,612,711          3,633,285
   Depreciation..................          1,036,344          1,005,555         3,147,117          2,892,412
   Property taxes................            373,574            350,190         1,139,074          1,061,004
   Personnel expense.............            652,542            671,144         1,902,232          1,968,316
   Repair and maintenance........            639,013            572,991         1,877,673          1,731,049
   Property management
     fees - affiliates...........            246,027            240,965           733,862            709,053
   Utilities.....................            377,055            388,028         1,266,188          1,192,983
   Other property operating
     expenses....................            280,150            317,992           882,770            937,207
   General and administrative....             75,952            169,560           156,131            244,637
   General and administrative -
     affiliates..................            120,293            118,668           421,426            546,073
   Loss on disposition of real
     estate......................                  -                  -           220,157                  -
                                       -------------      -------------    --------------     --------------
     Total expenses..............          4,999,035          5,047,385        15,359,341         14,916,019
                                       -------------      -------------    --------------     --------------

Net income (loss)................     $       36,400     $      (62,623)  $      (429,066)   $     (317,190)
                                       =============      =============    ==============     =============

Net loss allocated to limited
   partners......................     $     (183,014)    $     (240,346)  $    (1,429,554)   $      (852,564)
Net income allocated to
   General Partner...............            219,414            177,723         1,000,488            535,374
                                       -------------      -------------    --------------     --------------

Net income (loss)................     $       36,400     $      (62,623)  $      (429,066)   $      (317,190)
                                       =============      =============    ==============     ==============

Net loss per limited
   partnership unit..............     $        (1.67)    $        (2.18)  $        (12.98)   $        (7.74)
                                       =============      =============    ==============     =============



The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

              For the Nine Months Ended September 30, 1996 and 1995


                                                                                                    Total
                                                    General                 Limited                Partners'
                                                    Partner                 Partners                Deficit
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1994..............       $   (2,439,996)         $     (561,005)       $   (3,001,001)

Net income (loss).........................              535,374                (852,564)             (317,190)

Management Incentive Distribution.........             (802,513)                      -              (802,513)
                                                  -------------           -------------         -------------

Balance at September 30, 1995.............       $   (2,707,135)         $   (1,413,569)       $   (4,120,704)
                                                  =============           =============         =============


Balance at December 31, 1995..............       $   (2,826,757)         $   (1,574,003)       $   (4,400,760)

Net income (loss).........................            1,000,488              (1,429,554)             (429,066)

Management Incentive Distribution.........             (828,489)                      -              (828,489)
                                                  -------------           -------------         -------------

Balance at September 30, 1996.............       $   (2,654,758)         $   (3,003,557)       $   (5,658,315)
                                                  =============           =============         =============
















The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                      Decrease in Cash and Cash Equivalents

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                       ------------------------------------
                                                                             1996                1995
                                                                       ----------------    ----------------
Cash flows from operating activities:
   Cash received from tenants...............................           $    14,807,554     $    14,266,728
   Cash received from legal settlement......................                         -              70,817
   Cash paid to suppliers...................................                (6,427,926)         (6,008,580)
   Cash paid to affiliates..................................                (1,173,619)         (1,256,197)
   Mortgage interest received...............................                    26,264                   -
   Other interest received..................................                   123,978             175,865
   Interest paid............................................                (3,424,660)         (3,381,014)
   Property taxes paid and escrowed.........................                (1,153,450)         (1,037,911)
                                                                        --------------      --------------
Net cash provided by operating activities...................                 2,778,141           2,829,708
                                                                        --------------      --------------
Cash flows from investing activities:
   Additions to real estate investments.....................                (1,761,948)         (2,583,791)
   Proceeds from sale of real estate........................                 2,042,384                   -
   Proceeds from sale of real estate invested
     in mortgage note receivable............................                (1,550,000)                  -
   Insurance proceeds from storm damage.....................                         -             144,666
                                                                        --------------      --------------
Net cash used in investing activities.......................                (1,269,564)         (2,439,125)
                                                                        ---------------     --------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable................................................                  (615,734)           (552,592)
   Management Incentive Distribution........................                (1,157,844)           (679,994)
                                                                        ---------------     --------------
Net cash used in financing activities.......................                (1,773,578)         (1,232,586)
                                                                        --------------      --------------

Decrease in cash and cash equivalents.......................                  (265,001)           (842,003)

Cash and cash equivalents at beginning of
   period...................................................                 3,059,582           4,199,844
                                                                        --------------      --------------

Cash and cash equivalents at end of period..................           $     2,794,581     $     3,357,841
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

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities


                                                                                 Nine Months Ended
                                                                                  September 30,
                                                                       ------------------------------------
                                                                            1996                1995
                                                                       ----------------    ----------------
Net loss....................................................           $      (429,066)    $      (317,190)
                                                                        --------------      --------------

Adjustments to reconcile net loss to net cash provided
   by operating activities:
   Depreciation.............................................                 3,147,117           2,892,412
   Amortization of deferred borrowing costs.................                   160,722             150,376
   Amortization of mortgage discounts.......................                    31,806              30,128
   Gain on involuntary conversion...........................                                      (108,653)
   Loss on disposition of real estate.......................                   220,157                   -
   Changes in assets and liabilities:
     Cash segregated for security deposits..................                   (30,088)            (20,599)
     Accounts receivable....................................                    50,995               7,215
     Prepaid expenses and other assets......................                     1,240              45,341
     Escrow deposits........................................                   (96,204)            (65,604)
     Accounts payable.......................................                  (251,744)            (69,250)
     Accrued interest.......................................                    (4,477)             71,767
     Accrued property taxes.................................                    57,474             108,786
     Other accrued expenses.................................                   (98,086)             33,152
     Payable to affiliates - General Partner................                   (18,331)             (1,071)
     Security deposits and deferred rental
       revenue..............................................                    36,626              72,898
                                                                        --------------      --------------
       Total adjustments....................................                 3,207,207           3,146,898
                                                                        --------------      --------------

Net cash provided by operating activities...................           $     2,778,141     $     2,829,708
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

                               September 30, 1996

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                        Nine Months Ended
                                                           September 30,
                                                     -------------------------
                                                        1996          1995
                                                     -----------   -----------

Property management fees - affiliates.........       $   733,862   $   709,053
Charged to general and administrative -
   affiliates:
   Partnership administration.................           421,426       546,073
                                                      ----------    ----------

                                                     $ 1,155,288   $ 1,255,126
                                                      ==========    ==========

Charged to General Partner's deficit:
   Management Incentive Distribution..........       $   828,489   $   802,513
                                                      ==========    ==========

NOTE 4.
-------

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

NOTE 5.
-------

On April 24, 1996, a fire destroyed or damaged 12 units at Sheraton Hills Apartments. The estimated cost to repair the fire damage is $529,799. Insurance proceeds will reimburse the Partnership for all costs incurred as a result of the fire. A deferred gain on involuntary conversion of $440,506 has been recorded on the Partnership's September 30, 1996 Balance Sheet. The deferred gain on involuntary conversion equals the insurance proceeds receivable less the adjusted basis of the property destroyed or damaged by the fire. The deferred gain on involuntary conversion will be recognized as the insurance proceeds are received. Reconstruction of the destroyed or damaged units was completed during the third quarter of 1996.

NOTE 6.
-------

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

                                                   Loss on Sale    Cash Proceeds
                                                   -------------   -------------

   Cash sales price.............................   $  2,110,500    $  2,110,500
   Selling costs................................        (68,116)        (68,116)
   Basis of real estate sold....................     (2,262,541)
                                                    -----------

   Loss on disposition of real estate...........   $   (220,157)
                                                    ===========

   Mortgage note retained by the Partnership....                     (1,550,000)
                                                                    -----------

   Net cash proceeds............................                   $     492,384
                                                                    ============

In 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This accounting standard requires that assets held for sale be valued at the lesser of the assets' carrying value or the sum of the expected future cash flows of the assets. Consequently, the loss on disposition of real estate incurred by the Partnership during the third quarter was recognized in the second quarter as a "loss on impairment of value" on the Partnership's Statements of Operations for the three month and six month periods ended June 30, 1996. For the nine months ended September 30, 1996, the loss on disposition of real estate is recognized on the Partnership's Statements of Operations as a "loss on disposition of real estate."

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At September 30, 1996, the Partnership owned 13 apartment properties. All of the Partnership's properties are subject to mortgage notes. On July 30, 1996, the Partnership sold Westridge Apartments. The Partnership invested $1,550,000 of the proceeds from the sale of Westridge Apartments in a short-term, mortgage note receivable secured by Westridge Apartments. Proceeds from the sale of Westridge Apartments and from the ultimate collection of the $1,550,000 mortgage note will be added to the Partnership's cash reserves.

RESULTS OF OPERATIONS
---------------------

Revenue:

Rental revenue increased $131,624 or 2.7% and $536,539 or 3.8% for the three month and nine month periods ended September 30, 1996 as compared to the same periods of 1995. Rental revenues increased at twelve of the Partnership's thirteen properties. The sole exception, Westgate Apartments, reported a 3.5% decrease in rental revenue. Base rental rates increased an average of 4% at the Partnership's various properties. Increases in base rental rates were partially offset by lower occupancy rates at four of the Partnership's properties. The eight remaining properties reported increased or stable occupancy rates. Cherry Hills Apartments reported the best improvement in occupancy, raising its occupancy rate to 96.8% from 91.4% at the end of 1995.

Included in revenue for the third quarter is $26,264 of interest on the mortgage note the Partnership took back in connection with the sale of Westridge
Apartments on July 30, 1996. The $1,550,000 mortgage note, that bears a 10% interest rate, matures May 1, 1997.

Other interest revenue increased $53,161 or 75% for the nine month period ended September 30, 1996 due to an increase in Partnership cash balances available for investment in interest-bearing accounts.

Revenues for 1995 also reflect a $70,187 gain on settlement of the Partnership's claims against Southmark Corporation's (the parent of the former general partner of the Partnership) bankruptcy estate. No such revenue was received in 1996.

Expenses:

Partnership expenses decreased $48,350 or 1.0% and increased $443,322 or 3.0% for the three month and nine month periods ended September 30, 1996 as compared to the same periods of 1995. Included in expenses for the nine months ended September 30, 1996 is a $220,157 loss on disposition of real estate related to the sale of Westridge Apartments on July 30, 1996. Increased expenses were concentrated in depreciation and repair and maintenance. These increases were partially offset decreases in general and administrative expenses and general and administrative expenses paid to affiliates.

Depreciation expense increased 3.1% and 8.8% for the three month and nine month periods ended September 30, 1996 as compared to the same periods of 1995. The Partnership added approximately $2.76 million of capital improvements to its properties in the twelve months ended September 30, 1996. These improvements are being depreciated over lives ranging from five to ten years. Depreciation charges on the new improvements accounts for the increased depreciation expense.

Repair and maintenance expense increased 11.5% and 8.5% for the three month and nine month periods ended September 30, 1996 as compared to the same periods of 1995. Repair and maintenance expense increased at nine of the Partnership's properties. The increase is attributable to the replacement of carpeting and appliances, which met the Partnership's criteria for capitalization based on the magnitude of replacements in 1995, but were expensed in 1996.

General and administrative expenses decreased $88,506 or 36% for the nine month period ended September 30, 1996 compared to the same period of 1995. The decrease is due to a $106,315 decrease in costs incurred to evaluate and disseminate information regarding an unsolicited tender offer. The Partnership anticipates incurring such costs in the fourth quarter of 1996 in response to an additional unsolicited tender offer, as discussed in Item 5 - Other Information.

General and administrative expenses paid to affiliates increased 1.4% but decreased 23% for the three month and nine month periods ended September 30, 1996 as compared to the same periods of 1995. Partnership administrative expenses charged to the Partnership by affiliates of the General Partner decreased in 1996 compared to 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership reported a loss of $429,066 for the first nine months of 1996. Excluding the loss on disposition of real estate, the net loss improved to $208,909 in 1996 from $317,190 in 1995. For the third quarter, the Partnership reported net income of $36,400, a $99,023 improvement from the third quarter of 1995. Cash provided by operations decreased 1.8% to $2,778,141. The principal changes in cash provided by operations resulted from increased expenditures for carpet and appliance replacements, and increased interest received due to the $1,550,000 mortgage note receivable associated with the sale of Westridge Apartments

Although the Partnership continues to invest significant resources into capital improvements at its properties, the scope of such investments has decreased in 1996. In each of the past three years, the Partnership has, on average, expended in excess of $3.5 million annually for capital improvements. The budgeted capital improvements for 1996 total only $1.56 million. To date, the Partnership has expended $1.76 million for capital improvements, but approximately $530,000 of the amount expended to date in 1996 relates to unbudgeted expenditures to restore and repair fire damage at Sheraton Hills Apartments. The Partnership expects to be reimbursed for these expenditures with insurance proceeds.

Management Incentive Distributions ("MID") paid by the Partnership increased to $1,157,844 for the first nine months of 1996. The Partnership paid MID accrued but unpaid from 1995 as well as MID from 1996. Principal payments on the Partnership's mortgage notes account for the balance of the Partnership's financing activities. Such payments will increase modestly from year to year as the Partnership continues to pay down its mortgage notes.

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

At September 30, 1996, the Partnership held $2,794,581 of cash and cash equivalents, down $265,001 from the balance at the beginning of 1996. The General Partner anticipates that cash generated from operations for the remainder of 1996 and 1997 will be sufficient to fund the Partnership's budgeted capital improvements and to repay the current portion of the Partnership's mortgage notes. However, 1996 cash flow from operations likely will not be adequate to pay the MID due to the General Partner. The Partnership will use its cash reserves to pay the MID. The General Partner considers the Partnership's cash reserves adequate for anticipated operations for the remainder of 1996.

On July 30, 1996, the Partnership sold its investment in Westridge Apartments. Proceeds from the sale amounted to approximately $492,000 of cash and a $1,550,000 short-term mortgage note. The mortgage note bears interest at 10% per annum, and matures nine months from the date of sale. The Partnership will use the proceeds from the sale of Westridge Apartments and proceeds from the collection of the mortgage note to increase its reserves of cash and cash equivalents.

Long-term liquidity:

While the present outlook for the Partnership's liquidity is favorable, market conditions may change and property operations can deteriorate. In that event, the Partnership would require other sources of working capital. No such other sources have been identified, and the Partnership has no established lines of credit. Other possible actions to resolve working capital deficiencies include refinancing or renegotiating terms of existing loans, deferring major capital expenditures on Partnership properties except where improvements are expected to enhance the competitiveness or marketability of the properties, or arranging working capital support from affiliates. No affiliate support has been required in the past, and there is no assurance that support from affiliates would be provided in the future, since neither the General Partner nor any affiliates have any obligation in this regard.

The Partnership has determined to begin an orderly liquidation of all the Partnership's assets. Although there can be no assurance as to the timing of any liquidation, it is anticipated that such liquidation would result in distributions to the limited partners of the cash proceeds from the sale of the Partnership's properties, subject to cash reserve requirements, as they are sold with the last property disposition before December 2001, followed by a dissolution of the Partnership.

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the three month and nine month periods ended September 30, 1996, net income of $219,414 and $1,000,488, respectively, was allocated to the General Partner. The limited partners received allocations of net loss of ($183,014) and ($1,429,554) for the three month and nine month periods ended September 30, 1996, respectively.

With the exception of the MID, distributions to partners have been suspended since 1986 as part of the General Partner's policy of maintaining adequate cash reserves. Distributions to Unit holders will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the Unit holders. MID for the first nine months of 1996 amounted to $828,489.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., and McNeil Real Estate Fund XXV, L.P. vs. High River Limited Partnership, Riverdale Investors Corp., Carl C. Icahn, and Unicorn Associates Corporation - United States District Court for the Central District of California, Case No. 96-5680SVW.

On August 12, 1996, High River Limited Partnership ("High River"), a partnership controlled by Carl C. Icahn, sent a letter to the partnerships referenced above demanding lists of the names, current residences or business addresses and certain other information concerning the unitholders of such partnerships. On August 19, 1996, these partnership commenced the above action seeking, among other things, to declare that such partnerships are not required to provide High River with a current list of unitholders on the grounds that the defendants commenced a tender offer in violation of the federal securities laws by filing certain Schedule 13D Amendments on August 5, 1996.

On October 17, 1996, the presiding judge denied the partnerships' requests for a permanent and preliminary injunction to enjoin High River's tender offers and granted the defendants request for an order directing the partnerships to turn over current lists of unitholders to High River forthwith. On October 24, 1996, the partnerships delivered the unitholder lists to High River.

ITEM 5.  OTHER INFORMATION
-------  -----------------

On September 20, 1996, High River announced that it had commenced a tender offer for any and all units of the Partnership at $180 per unit. The tender was originally due to expire October 18, 1996, however, this offer has been extended until November 22, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
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

        27.                Financial   Data   Schedule   for  the  quarter ended
                           September 30, 1996.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                        McNEIL REAL ESTATE FUND IX, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                              McNEIL REAL ESTATE FUND IX, Ltd.

                                By:  McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner



November 14, 1996                    By:  /s/  Donald K. Reed
-----------------                       ----------------------------------------
Date                                    Donald K. Reed
                                        President and Chief Executive Officer



November 14, 1996                    By:  /s/  Ron K. Taylor
-----------------                       ----------------------------------------
Date                                    Ron K. Taylor
                                        Acting Chief Financial Officer of
                                          McNeil Investors, Inc.



November 14, 1996                    By:  /s/  Brandon K. Flaming
-----------------                       ----------------------------------------
Date                                    Brandon K. Flaming
                                        Chief Accounting Officer of McNeil
                                          Real Estate Management, Inc.