Form 10-K405
period 1996-12-31
MCNEIL REAL ESTATE FUND IX LTD
filed 1997-03-28
CIK 276326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the fiscal year ended         December 31, 1996
                                 -----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-9026
                            -------


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


             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
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

Documents Incorporated by Reference:        See Item 14, Page 40

                                TOTAL OF 44 PAGES

                                     PART I


ITEM 1.      BUSINESS
-------      --------

ORGANIZATION
------------

McNeil Real Estate Fund IX, Ltd. (the "Partnership") was organized May 1, 1978, as a limited partnership under provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert
A. McNeil ("McNeil"). The Partnership is governed by an amended and restated partnership agreement dated November 12, 1991, as amended (the "Amended Partnership Agreement"). Prior to November 12, 1991, Pacific Investors Corporation (the prior "Corporate General Partner"), a wholly-owned subsidiary of Southmark Corporation ("Southmark"), and McNeil were the general partners of the Partnership, which was governed by an agreement of limited partnership dated May 1, 1978 (the "Original Partnership Agreement"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240.

On January 10, 1979, a Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $55,000,000 of limited partnership units ("Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on September 7, 1979, with 110,000 Units sold at $500 each, or gross proceeds of $55,000,000 to the Partnership. In addition, the original general partners purchased an additional 200 Units for $100,000. In 1993, 30 Units were relinquished leaving 110,170 Units outstanding at December 31, 1996.

SOUTHMARK BANKRUPTCY AND ASSET PURCHASE AGREEMENT
-------------------------------------------------

On July 14, 1989, Southmark filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Neither the Partnership, McNeil nor the Corporate General Partner were included in the filing. Southmark's reorganization plan became effective August 10, 1990. Under the plan, most of Southmark's assets, which included Southmark's interests in the Corporate General Partner, were sold or liquidated for the benefit of creditors.

In accordance with Southmark's reorganization plan, Southmark, McNeil and various of their affiliates entered into an asset purchase agreement on October 12, 1990, providing for, among other things, the transfer of control to McNeil or his affiliates of 34 limited partnerships (including the Partnership) in the Southmark portfolio.

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

On November 12, 1991, the limited partners approved a restructuring proposal that provided for (i) the replacement of the Corporate General Partner and McNeil with the General Partner; (ii) the adoption of the Amended Partnership Agreement, which substantially altered the provisions of the Original
Partnership Agreement relating to, among other things, compensation, reimbursement of expenses, and voting rights; and (iii) the approval of a new property management agreement with McREMI, the Partnership's property manager.

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

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential real estate and other real estate related assets. At December 31, 1996, the Partnership owned thirteen income-producing properties as described in Item 2 - Properties.

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

Business Plan:

The Partnership determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. Taking such conditions as well as other pertinent information into account, the Partnership has determined to begin orderly liquidation of all its assets. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to Unitholders by December 2001. Until such time as the Partnership's assets are liquidated, the Partnership's plan of operations is to preserve or increase the net operating income of its assets whenever possible, while at the same time making whatever capital expenditures are reasonable under the circumstances in order to preserve and enhance the value of the Partnership's assets. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Competitive Conditions:

Since the principal business of the Partnership is to own and operate real estate, the Partnership is subject to all of the risks incident to ownership of real estate and interests therein, many of which relate to the illiquidity of this type of investment. These risks include changes in general or local economic conditions, changes in supply or demand for competing properties in an area, changes in interest rates and availability of permanent mortgage funds which may render the sale or refinancing of a property difficult or unattractive, changes in real estate and zoning laws, increases in real property tax rates and Federal or local economic or rent controls. The illiquidity of real estate investments generally impairs the ability of the Partnership to respond promptly to changed circumstances. The Partnership competes with numerous established companies, private investors (including foreign investors), real estate investment trusts, limited partnerships and other entities (many of which have greater resources than the Partnership) in connection with the sale, financing and leasing of properties. The impact of these risks on the
Partnership, including losses from operations and foreclosures of the Partnership's properties, is described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. See Item 2 - Properties for a discussion of competitive conditions at the Partnership's properties.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1996. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, collect payments on the mortgage note receivable, respond to changing economic and competitive factors.

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

In August 1995, High River Limited Partnership, a Delaware limited partnership controlled by Carl C. Icahn ("High River") made an unsolicited tender offer to purchase from holders of Units up to approximately 45% of the outstanding Units of the Partnership for a purchase price of $143 per Unit. In September 1996, High River made another unsolicited tender offer to purchase any and all of the outstanding Units of the Partnership for a purchase price of $180 per Unit. In addition, High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the tender offers made with respect to the Partnership and not tender their Units. The General Partner believes that as of January 31, 1997, High River has purchased approximately 11.93% of the outstanding Units pursuant to the tender offers. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the tender offers have been dismissed without prejudice.

ITEM 2.      PROPERTIES
-------      ----------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1996. The buildings and the land on which they are located are owned by the Partnership in fee, subject in each case to a first lien deed of trust as set forth more fully in Item 8 - Note 5 - "Mortgage Notes Payable." See also Item 8 - Note 4 - "Real Estate Investments" and Schedule III
- "Real Estate Investments and Accumulated Depreciation." In the opinion of management, the properties are adequately covered by insurance.


                                              Net Basis                              1996              Date
Property              Description            of Property         Debt             Property Tax      Acquired
---------             -----------           --------------   --------------    ----------------     ---------
Berkley Hills (1)     Apartments
Madison, TN           251 units             $    2,349,186   $    3,227,638    $      65,927           6/79

Cherry Hills (2)      Apartments
Wichita, KS           348 units                  4,331,856        4,557,325           73,207           6/80

Forest Park
  Village (3)         Apartments
Columbus, OH          376 units                  3,882,180        6,034,650          189,852           12/79

Heather Square        Apartments
Dallas, TX            288 units                  4,042,866        3,294,874          145,925           10/79

Lantern Tree (4)      Apartments
Omaha, NE             110 units                  1,471,292        2,364,323           66,527           7/79

Meridian West (5)     Apartments
Puyallup, WA          181 units                  2,344,497        3,297,123           83,482           1/80

Pennbrook (6)         Apartments
Dallas, TX            216 units                  3,259,320        3,160,860          145,158           1/80

Rockborough (7)       Apartments
Addison, TX           136 units                  2,103,379        2,175,916           66,856           1/80

Rolling Hills (8)     Apartments
Louisville, KY        400 units                  3,788,273        6,637,002           79,045           9/79

Ruskin Place (9)      Apartments
Lincoln, NE           270 units                  2,743,258        4,544,544          168,007           12/79

Sheraton Hills        Apartments
Nashville, TN         272 units                  2,786,069        2,794,397           97,212           6/79

Westgate (10)         Apartments
Lansing, MI           264 units                  2,861,080        5,833,019          148,024           12/79

Williamsburg (11)     Apartments
Shreveport, LA        194 units                  2,345,349        2,678,335           64,688           12/79
                                            --------------    -------------     ------------

                                           $    38,308,605   $   50,600,006    $   1,393,910
                                            ==============    =============     ============

----------------------------
Total:    Apartments  -  3,306 units

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

(11) Williamsburg Apartments is owned by Williamsburg Fund IX Limited Partnership which is wholly-owned by the Partnership.

The following table sets forth the properties' occupancy rate and rent per square foot for each of the last five years:

                                        1996           1995            1994           1993           1992
                                    -------------  -------------  --------------  -------------  --------
Berkley Hills
   Occupancy Rate............             93%            98%            98%            98%             94%
   Rent Per Square Foot......       $    5.94      $    5.69      $    5.35       $   4.87       $    4.48

Cherry Hills
   Occupancy Rate............             95%            89%            89%            81%             85%
   Rent Per Square Foot......       $    6.21      $    5.75      $    5.80       $   5.05       $    5.15

Forest Park Village
   Occupancy Rate............             90%            85%            92%            91%             91%
   Rent Per Square Foot......       $    6.24      $    5.80      $    5.57       $   5.51       $    5.38

Heather Square
   Occupancy Rate............             97%            99%            99%            97%             93%
   Rent Per Square Foot......       $    7.60      $    7.00      $    6.61       $   6.20       $    5.75

Lantern Tree
   Occupancy Rate............             89%            99%            99%            96%             97%
   Rent Per Square Foot......       $    7.61      $    7.58      $    7.07       $   6.83       $    6.41

Meridian West
   Occupancy Rate............             95%            93%            90%            92%             95%
   Rent Per Square Foot......       $    7.39      $    7.18      $    6.99       $   7.35       $    7.11

Pennbrook
   Occupancy Rate............             97%            98%            94%            97%             95%
   Rent Per Square Foot......       $    8.12      $    7.62      $    7.23       $   7.03       $    6.62

Rockborough
   Occupancy Rate............             99%            97%            99%            96%             93%
   Rent Per Square Foot......       $    8.25      $    7.80      $    7.40       $   7.00       $    6.67

Rolling Hills
   Occupancy Rate............             95%            94%            97%            90%             91%
   Rent Per Square Foot......       $    4.81      $    4.66      $    4.33       $   3.95       $    3.79

Ruskin Place
   Occupancy Rate............             94%            97%            96%            97%             96%
   Rent Per Square Foot......       $    7.08      $    6.78      $    6.47       $   6.26       $    6.10

Sheraton Hills
   Occupancy Rate............             90%            98%            97%            98%             94%
   Rent Per Square Foot......       $    5.72      $    5.53      $    5.14       $   4.85       $    4.37

Westgate
   Occupancy Rate............             87%            86%            92%            94%             94%
   Rent Per Square Foot......       $    6.52      $    6.66      $    6.51       $   6.15       $    6.11

Williamsburg
   Occupancy Rate............             92%            95%            99%            97%             95%
   Rent Per Square Foot......       $    6.39      $    6.22      $    5.86       $   5.41       $    4.98

Occupancy rate represents all units leased divided by the total number of units of the property as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property divided by the leasable square footage of the property.

Competitive Conditions at Properties
------------------------------------

A strong local economy has benefited Berkley Hills Apartments. The property increased rental revenue 7% over 1995 levels. Occupancy rates are comparable with the property's competitors. Capital improvements at Berkley Hills have allowed the property to remain competitive with nearby apartment communities. The strong local economy, and the high occupancy rates are prompting new construction in the area; but to date, the new construction has not been located near Berkley Hills, and has been targeted to upscale single residents while Berkley Hills targets middle class families and singles.

Cherry Hills Apartments is one of Wichita's finer apartment communities in terms of interior and exterior appearance. The well-maintained property's occupancy rate is several points above the average occupancy rate of its competitors. Rental rates, also, have typically been higher than the rates charged by the property's competitors. Although nearby McConnell Air Force Base has constructed new housing facilities for military personnel, upon which Cherry Hills relies for many of its tenants, other major employers in Wichita are flourishing, providing a good economic setting for the property.

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

Occupancy rates at Heather Square Apartments typically run 2 or 3 percentage points above the market due to the excellent curb appeal of the property. The property also is able to command rental rates slightly higher than most of its competition. Competition is mixed in the Dallas submarket where Heather Square is located. As long as the local economy remains strong, it is anticipated that the property will do well in competition with both older properties and new construction under development. Annual absorption of apartment units in the property's submarket has roughly equaled newly constructed units in the past two years.

Occupancy rates decreased at Lantern Tree Apartments for the first time in four years. The closing of the AKSARBEN Race Track was the principal cause behind the decreased occupancy of most of Omaha's apartment communities. However, a business campus development is planned for the closed facility that promises renewed growth in apartment community revenues in the area. The new development is only blocks from Lantern Tree Apartments. Lantern Tree compares well with its competition due to spacious and attractive floor plans. Lantern Tree's occupancy rate usually exceeds its competition's occupancy rate. The property appeals to single, upper-middle class residents. The principal competitive disadvantage of the property is its location which is set back from the main thoroughfare reducing its drive-by visibility.

The economy in Meridian West Apartments' submarket has improved during the past year. As a result, rental and occupancy rates in the Puyallup area are on the upswing. Meridian West's occupancy rate improved in 1996 over 1995. Meridian West competes primarily with better quality apartment communities, and thus the Partnership generally expects rental and occupancy rates lower than local market rates. Capital improvements placed in service during 1995 and 1994 were critical to allow the property to compete effectively with its better-quality competition.

The 97% occupancy rate at Pennbrook Apartments exceeds the 94% average of the Dallas submarket where the property is located. Extensive capital improvements during 1991-1993 have positioned the property to compete effectively for the middle-class, single residents that dominate its resident profile. The Dallas market is expected to remain strong. For the past two years, new apartment construction has roughly equaled the number of apartment units absorbed by the market. Absorption is expected to exceed construction in 1997, but most of the increased demand will be for newer, high-quality apartment communities, and should have little effect on Pennbrook.

Rockborough  Apartments  boasts  excellent  curb  appeal,  which has enabled the property to maintain occupancy levels a few percentage points above the 94% market average. Rockborough compares well to the established apartment communities in the area. There is new construction in the area, but rental rates are substantially higher than the rates charged at Rockborough. The Dallas area economy is expected to remain strong. New apartment construction is expected to lag absorption in 1997, but most of the increased demand will be for newer,
high-quality   apartment   communities,   and  should  have  little   effect  on
Rockborough.

The area surrounding Rolling Hills Apartments is experiencing strong growth. Capital improvements at Rolling Hills the past three years have upgraded the property to compete more effectively with the high-quality apartment communities in the immediate area. Rolling Hills offers the largest floor plans in the area. The unit interiors are being updated to better compete with the newer properties that Rolling Hills competes against. The property's 95% occupancy rate exceeds the Louisville market's 90% average, but average rental rates are lower than market rates. Rolling Hills is a good quality property competing against even-better quality properties.

Ruskin Place Apartments has steadily improved its performance over the past several years despite competitive pressures from newer apartment properties in the Lincoln market. The newer properties and new construction in progress have put upward pressure on local rental rates. Ruskin Place Apartments has been able to offer its units at lower, but still rising rental rates. This trend is expected to continue given the population increases and stable economic conditions in the local area.

The Nashville economy is expected to remain strong through 1997, and developers are planning new apartment projects in the area of Sheraton Hills Apartments. Older properties, such as Sheraton Hills, have been able to increase rental rates an average of 6% to 7% since 1993. Although Sheraton Hills will not compete directly with the new construction, the new construction will tend to slow the increases in rental rates that older properties may expect in coming years. The property's year-end occupancy rate of 90% includes 12 unoccupied units currently undergoing reconstruction following a fire at the property.

Westgate Apartments is in need of extensive capital improvements to compete effectively with other Lansing apartment properties. The exterior and interiors of the units are dated and unattractive. Occupancy rates are averaging eight percentage points below competing properties, and rental rates are averaging approximately 85% of the average rental rates charged by competing properties. Nine percent of Westgate's units are three and four bedroom floor plans, which are the only three and four bedroom units in the area. The local economy is doing very well, with unemployment at 3.3%. The property also has a good location in a desirable school district.

Competition from new and refurbished apartment communities combined to lower the occupancy rate at Williamsburg Apartments to 92% in 1996 compared to 95% in 1995. The property is in good condition, with only minor capital improvements needed. The property offers attractive floor plans with interiors that are being upgraded with new fixtures. The Shreveport market has experienced modest improvement over the past three years. Nearby Barksdale Air Force Base and a growing gambling industry provide the employment base for many of the property's tenants.

ITEM 3.      LEGAL PROCEEDINGS
-------      -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

     The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (as defined in this Section 1, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (as defined in this Section 1, collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

     On December 16, 1996, the Plaintiffs filed a consolidated and amended complaint. Plaintiffs are suing for breach of fiduciary duty, breach of contract and an accounting, alleging, among other things, that the management fees paid to the McNeil affiliates over the last six years are excessive, that these fees should be reduced retroactively and that the respective Amended Partnership Agreements governing the Partnerships are invalid. On January 7, 1997, the Court ordered consolidation with three other similar actions listed below.

     The Partnerships filed a demurrer to the complaint and a motion to strike on February 14, 1997, seeking to dismiss the complaint in all respects. The demurrer is pending. The Partnerships deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

2)   Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint). On January 7, 1997, this action was consolidated by court order with Scholfield, et al., referenced above.

3) Warren Heller v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint). On January 7, 1997, this action was consolidated by court order with Scholfield, et al., referenced above.

4)   Robert Lewis v. McNeil  Partners,  L.P.,  McNeil  Investors,  Inc.,  Robert
     A. McNeil et al. - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) - Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     On April 11, 1996, the action was dismissed without prejudice in anticipation of consolidation with other class action complaints. On January 7, 1997, this action was consolidated by court order with Schofield, et al., referenced above.

For a discussion of the Southmark bankruptcy, see Item 1 - Business.

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

         Limited partnership units            4,555 as of January 31, 1997

(C) No distributions were made to the limited partners during 1996 or 1995. On February 28, 1997, the Partnership paid a distribution of $2,250,000 ($20.42 per limited partnership unit) to the limited partners.

      The Partnership accrued distributions of $1,133,561 and $1,070,763 for the benefit of the General Partner for the years ended December 31, 1996 and 1995, respectively, of which $120,964 remains unpaid at December 31, 1996. These distributions relate to the MID pursuant to the Amended Partnership Agreement. See Item 8 - Note 2 - "Transactions with Affiliates." Distributions of MID are expected to be paid to the General Partner in 1997. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the likelihood that the Partnership will resume distributions to the limited partners.

ITEM 6. SELECTED FINANCIAL DATA
------  -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8.

Statements of                                                Years Ended December 31,
                                    --------------------------------------------------------------------------
Operations                              1996           1995            1994           1993           1992
------------------                  -------------  -------------  --------------  -------------  -------------
Rental revenue...............      $   19,732,110  $  19,123,434  $   18,202,306  $  17,215,644  $  16,487,239
Total revenue................          19,964,950     19,567,182      18,642,220     17,367,511     16,636,929
Loss before extraordinary
 items.......................            (293,982)      (328,996)       (387,787)    (1,320,829)    (1,613,265)
Extraordinary items..........                   -              -               -        (31,055)       104,096
Net loss.....................            (293,982)      (328,996)       (387,787)    (1,351,884)    (1,509,169)

Net loss per limited
partnership unit:
Loss before
extraordinary items..........      $       (13.21)  $      (9.19)  $       (9.21) $      (19.30) $      (22.05)
Extraordinary items..........                   -              -               -           (.28)           .94
                                    -------------    -----------    ------------   ------------   ------------
Net loss.....................      $       (13.21)  $      (9.19)  $       (9.21) $      (19.58) $      (21.11)
                                    =============    ===========    ============   ============   ============

                                                                       December 31,
Balance Sheets                          1996            1995            1994           1993           1992
--------------                      -------------   ------------   -------------   -------------  ------------
Real estate investments, net...    $   38,308,605   $ 42,434,162   $  42,830,552   $ 42,133,962  $  42,478,066
Total assets...................        47,650,109     49,970,886      51,749,891     53,376,263     49,696,209
Mortgage notes payable, net....        50,600,006     51,390,822      52,098,952     52,610,769     46,917,274
Partners' equity (deficit).....        (5,828,303)    (4,400,760)     (3,001,001)    (1,640,191)       519,560

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The Partnership sold Westridge Apartments on July 30, 1996.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------      -----------------------------------------------------------
             AND RESULTS OF OPERATIONS
             -------------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At the end of 1996, the Partnership owned thirteen apartment properties. All of the Partnership's properties are subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

1996 compared to 1995

Revenues:

Rental revenue increased $608,676 or 3.2% in 1996 compared to rental revenue achieved in 1995. Excluding rental revenue from Westridge Apartments, sold by the Partnership on July 30, 1996, rental revenue increased $881,595 or 4.8% in 1996 compared to 1995. Rental revenues increased at 11 of the Partnership's 13 remaining properties. Rental revenue was unchanged at Lantern Tree Apartments as a 4% increase in base rental rates was matched by a comparable increase in vacancy losses. Rental revenue decreased 2.1% at Westgate Apartments due to increased vacancy losses at the Michigan property. Of the Partnership's 11 other properties, 10 increased base rental rates an average of 4.7%. Cherry Hills Apartments did not increase base rental rates, but rental revenue improved as vacancy losses decreased by nearly half. Improving occupancy rates also boosted rental revenue at Forest Park Village Apartments, Heather Square Apartments, Meridian West Apartments, Pennbrook Apartments, and Rockborough Apartments.

Expenses:

Partnership expenses increased $362,754 or 1.8% in 1996 compared to 1995. However, after excluding both the loss on sale of Westridge Apartments, and the expenses associated with operations at Westridge Apartments before its sale, expenses increased $381,881 or 2.0% in 1996 compared to 1995. The increased expenses were concentrated in depreciation, repair and maintenance, and general and administrative expenses. These increases were partially offset by a decrease in general and administrative expenses paid to affiliates.

Depreciation expense increased $253,415 or 6.5% in 1996 compared to 1995. Excluding the effects of the sale of Westridge Apartments reveals an even larger increase of $346,749 or 9.3%. Increased depreciation expense is the result of depreciation on the $2.4 million of new capital improvements placed in service during 1996. The capital improvements are generally depreciated over lives ranging from five to ten years.

Repair and maintenance expenses increased $244,052 or 10.3% in 1996 compared to 1995. The increase is attributable to a $284,000 increase in floor covering replacements during 1996. Expenditures for floor covering replacements during 1995 were large enough to qualify for capitalization under the Partnership's capitalization policy. Though still substantial, such expenditures in 1996 did not qualify for capitalization and were, accordingly, expensed.

General and administrative expenses increased $42,123 or 14.2% in 1996 compared to 1995. The Partnership incurred a $17,630 increase in costs relating to the evaluation and dissemination of information with regards to an unsolicited tender offer. An additional $20,000 was expended for appraisal fees.

Due to the sale of Westridge Apartments on July 30, 1996, the Partnership recognized a $220,157 loss on sale of real estate. No properties were disposed of during 1995.

General and administrative expenses paid to affiliates decreased $196,189 or 27% in 1996 compared to 1995. Part of the decrease is due to the sale of Westridge Apartments during the year, but a greater part of the decrease is due to a reduced level of overhead expenses charged to the Partnership by affiliates.

1995 compared to 1994

Revenue:

Rental revenue for 1995 increased $921,128 or 5.1% over 1994 rental revenues. Rental revenues increased at all of the Partnership's properties, except for a 0.7% decrease at Cherry Hills Apartments. The Partnership raised base rental rates an average of 4.0% at all of its properties. Increases in base rental rates were partially offset by lower average occupancy rates at Berkley Hills Apartments, Westgate Apartments, Westridge Apartments and Williamsburg Apartments. Occupancy rates at the remainder of the Partnership's properties increased or remained steady.

In 1995 the Partnership received cash and common and preferred stock in the reorganized Southmark in settlement of its bankruptcy claims against Southmark. The Partnership recognized a one-time gain of $70,817 as a result of this settlement.

The Partnership also recorded a $125,967 gain on involuntary conversion in 1995. The gain relates to hail damage incurred at Westridge Apartments on May 5, 1995, and to a fire that destroyed two units at Cherry Hill Apartments on November 3, 1995. The Partnership incurred damages of $150,938 and $55,495 at Westridge Apartments and Cherry Hill Apartments, respectively. The Partnership received a total of $185,094 from its insurance carrier to repair the damage at both properties. The excess of insurance proceeds over the adjusted basis of the property destroyed resulted in a $125,167 gain on involuntary conversion. The gain on involuntary conversions of $187,854 in 1994 related to Rockborough Apartments and Rolling Hills Apartments.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the three year period ended December 31, 1996, the Partnership experienced losses totaling $1,010,765. However, during the same three year period, the Partnership generated $11,747,512 of cash flow from operating activities. Cash provided by operating activities increased $162,225 or 4.2% in 1996 compared to 1995. A 7.1% increase in cash paid to suppliers was more than offset by an increase in cash received from tenants and a decrease in cash paid to affiliates.

The Partnership continued to invest in capital improvements at its properties during 1996. The Partnership invested $2.4 million for capital improvements during 1996, a decrease from the $3.6 million invested by the Partnership during 1995. These expenditures are necessary to allow the Partnership's aging properties to maintain their appeal to current and prospective tenants. The Partnership has budgeted an additional $1.7 million for capital improvements in 1997.

The Partnership realized $492,384 of proceeds from the sale of Westridge Apartments in 1996. The purchaser financed $1,550,000 of the purchase price through a short-term mortgage note payable to the Partnership. The Partnership's mortgage note receivable was paid-off in full on February 5, 1997.

Short-term liquidity:

Due to operating cash flow and the sale of Westridge Apartments, the Partnership enters 1997 with substantial cash reserves. These reserves will be needed to address continuing capital improvement needs in light of the aging condition of the Partnership's properties. The Partnership has budgeted $1.7 million for capital improvements for 1997 in addition to the $10.2 million of capital improvements made during the past three years. The General Partner believes these capital improvements are necessary to allow the Partnership to increase its rental revenues in the competitive markets in which the Partnership's properties operate. These expenditures also allow the Partnership to reduce future repair and maintenance expenses from amounts that would otherwise be incurred.

At December 31, 1996, the Partnership held $3,001,521 of cash and cash equivalents, down $58,061 from the balance at the end of 1995. The General Partner anticipates that the Partnership will provide positive cash flow for 1997. The Partnership's next maturing mortgage note does not come due until January 1998. The General Partner considers the Partnership's cash reserves adequate for anticipated operations for 1997.

On February 5, 1997, the Partnership collected in full the $1,550,000 short-term mortgage note from the purchaser of Westridge Apartments. On February 28, 1997, the Partnership used proceeds from the sale of Westridge Apartments, the pay-off of the mortgage note receivable, and cash from the Partnership's cash reserves to pay a $2,250,000 distribution to the limited partners.

Long-term liquidity:

For the long term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the $10.2 million of capital improvements made by the Partnership during the past three years will yield improved cash flow from property operations in 1997. Furthermore, the General Partner has budgeted an additional $1.7 million of capital improvements for 1997. If the Partnership's cash position deteriorates, the General Partner may elect to defer certain of the capital improvements, except where such improvements are expected to increase the competitiveness or marketability of the Partnership's properties.

The Partnership determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. Taking such conditions as well as other pertinent information into account, the Partnership has determined to begin orderly liquidation of all its assets. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to Unitholders by December 2001.

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the years ended December 31, 1996, 1995 and 1994, net income of $1,161,697, $684,002 and $627,358, respectively, was allocated to the General Partner. The limited partners received allocations of net loss of $1,455,679, $1,012,998 and $1,015,145 for the years ended December 31, 1996, 1995 and 1994, respectively.

With the exception of the MID, distributions to partners have been suspended since 1986 as part of the General Partner's policy of maintaining adequate cash reserves. However, on February 28, 1997, the General Partner determined to distribute $2,250,000 to the limited partners. Approximately $2,042,000 of the distribution represents proceeds from the sale of Westridge Apartments. For the foreseeable future, distributions to limited partners will likely be limited to proceeds from the sale of Partnership properties. Currently, no Partnership properties are being marketed for sale. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the limited partners.

During 1996, the Partnership recorded MID of $1,133,561. MID payments to the General Partner are expected to continue in 1997. To the extent that cash flow from operations is not sufficient to fund payments of MID along with other Partnership obligations, the Partnership will use its cash reserves to make such payments.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                      Page
                                                                                                      Number
                                                                                                      ------

INDEX TO FINANCIAL STATEMENTS
-----------------------------

Financial Statements:

   Report of Independent Public Accountants.......................................                       17

   Balance Sheets at December 31, 1996 and 1995...................................                       18

   Statements of Operations for each of the three years in the period
      ended December 31, 1996.....................................................                       19

   Statements of Partners' Equity (Deficit) for each of the three years
      in the period ended December 31, 1996.......................................                       20

   Statements of Cash Flows for each of the three years in the
      period ended December 31, 1996..............................................                       21

   Notes to Financial Statements..................................................                       23

   Financial Statement Schedule:

      Schedule III - Real Estate Investments and Accumulated
         Depreciation.............................................................                       35




All other schedules are omitted because they are not applicable or the financial information required is included in the financial statements or the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
McNeil Real Estate Fund IX, Ltd.:


We have audited the accompanying balance sheets of McNeil Real Estate Fund IX, Ltd. (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund IX, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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


/s/  Arthur Andersen LLP



Dallas, Texas
  March 10, 1997

                        McNEIL REAL ESTATE FUND IX, LTD.

                                 BALANCE SHEETS

                                                                                   December 31,
                                                                       -----------------------------------
                                                                            1996                 1995
                                                                       ---------------      --------------
ASSETS
------
Real estate investments:
   Land.....................................................           $     6,370,834      $    6,716,099
   Buildings and improvements...............................                81,666,317          83,847,294
                                                                        --------------       -------------
                                                                            88,037,151          90,563,393
   Less:  Accumulated depreciation..........................               (49,728,546)        (48,129,231)
                                                                        --------------       -------------
                                                                            38,308,605          42,434,162

Cash and cash equivalents...................................                 3,001,521           3,059,582
Cash segregated for security deposits.......................                   571,749             534,609
Accounts receivable.........................................                    59,871             114,367
Insurance proceeds receivable...............................                   562,560                   -
Mortgage note receivable....................................                 1,550,000                   -
Prepaid expenses and other assets...........................                   214,497             223,959
Escrow deposits.............................................                 1,401,648           1,418,389
Deferred borrowing costs, net of accumulated
   amortization of $895,853 and $689,693 at
   December 31, 1996 and 1995, respectively.................                 1,979,658           2,185,818
                                                                        --------------       -------------

                                                                       $    47,650,109      $   49,970,886
                                                                        ==============       ==============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................           $    50,600,006      $   51,390,822
Accounts payable............................................                         -             266,777
Accrued property taxes......................................                   928,103             962,251
Accrued interest............................................                   368,556             374,740
Other accrued expenses......................................                   271,227             306,022
Deferred gain on involuntary conversion.....................                   474,376                   -
Payable to affiliates - General Partner.....................                   279,716             508,369
Security deposits and deferred rental revenue...............                   556,428             562,665
                                                                        --------------       -------------
                                                                            53,478,412          54,371,646
                                                                        --------------       -------------

Partners' deficit:
   Limited partners - 110,200 limited partnership
     units authorized, 110,170 limited partnership
     units issued and outstanding...........................                (3,029,682)         (1,574,003)
   General Partner..........................................                (2,798,621)         (2,826,757)
                                                                        --------------       -------------
                                                                            (5,828,303)         (4,400,760)

                                                                       $    47,650,109      $   49,970,886
                                                                        ==============       =============

                 See accompanying notes to financial statements.

                                             McNEIL REAL ESTATE FUND IX, LTD.

                                                 STATEMENTS OF OPERATIONS


                                                             For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1996                1995               1994
                                                   --------------     --------------    ---------------
Revenue:
   Rental revenue..........................        $   19,732,110     $   19,123,434    $    18,202,306
   Interest................................               232,840            246,964            252,060
   Gain on legal settlement................                     -             70,817                  -
   Gain on involuntary conversions.........                     -            125,967            187,854
                                                    -------------      -------------     --------------
     Total revenue.........................            19,964,950         19,567,182         18,642,220
                                                    -------------      -------------     --------------

Expenses:
   Interest................................             4,796,060          4,856,024          4,884,548
   Depreciation............................             4,173,260          3,919,845          3,392,835
   Property taxes..........................             1,392,027          1,436,453          1,341,960
   Personnel expenses......................             2,437,597          2,511,799          2,472,613
   Repairs and maintenance.................             2,621,322          2,377,270          2,423,640
   Property management fees -
     affiliates............................               978,168            946,627            915,989
   Utilities...............................             1,634,169          1,556,159          1,527,997
   Other property operating expenses.......             1,130,177          1,261,940          1,174,837
   General and administrative..............               338,298            296,175            175,885
   General and administrative -
     affiliates............................               537,697            733,886            719,703
   Loss on sale of real estate.............               220,157                  -                  -
                                                    -------------      -------------     --------------
     Total expenses........................            20,258,932         19,896,178         19,030,007
                                                    -------------      -------------     --------------

Net loss...................................        $     (293,982)    $     (328,996)   $      (387,787)
                                                    =============      =============     ==============

Net loss allocated to limited
   partners................................        $   (1,455,679)    $   (1,012,998)   $    (1,015,145)
Net income allocated to the
   General Partner.........................             1,161,697            684,002            627,358
                                                    -------------      -------------     --------------

Net loss...................................        $     (293,982)    $     (328,996)   $      (387,787)
                                                    =============      =============     ==============

Net loss per limited partnership unit......        $       (13.21)    $        (9.19)   $         (9.21)
                                                    =============      =============     ==============


                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1996, 1995 and 1994

                                                                                                      Total
                                                                                                    Partners'
                                                    General                 Limited                  Equity
                                                    Partner                 Partners                (Deficit)
                                                 ----------------        ----------------      ----------------
Balance at December 31, 1993..............       $    (2,094,331)        $       454,140       $    (1,640,191)

Net income (loss).........................               627,358              (1,015,145)             (387,787)

Management Incentive Distribution.........              (973,023)                      -              (973,023)
                                                  --------------          --------------        --------------

Balance at December 31, 1994..............            (2,439,996)               (561,005)           (3,001,001)

Net income (loss).........................               684,002              (1,012,998)             (328,996)

Management Incentive Distribution.........            (1,070,763)                      -            (1,070,763)
                                                  --------------          --------------        --------------

Balance at December 31, 1995..............            (2,826,757)             (1,574,003)           (4,400,760)

Net income (loss).........................             1,161,697              (1,455,679)             (293,982)

Management Incentive Distribution.........            (1,133,561)                      -            (1,133,561)
                                                  --------------          --------------        --------------

Balance at December 31, 1996..............       $    (2,798,621)        $    (3,029,682)      $    (5,828,303)
                                                  ==============          ==============        ==============






                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                              For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1996               1995               1994
                                                   --------------     --------------    ---------------
Cash flows from operating activities:
   Cash received from tenants..............        $   19,717,808     $   19,040,536    $    18,213,413
   Cash received from legal settlement.....                     -             70,817                  -
   Cash paid to suppliers..................            (8,488,048)        (7,922,261)        (6,737,217)
   Cash paid to affiliates.................            (1,507,719)        (1,671,044)        (1,623,756)
   Interest received.......................               232,840            246,964            252,060
   Interest paid...........................            (4,557,296)        (4,542,671)        (4,851,901)
   Property taxes paid and escrowed........            (1,349,638)        (1,336,619)        (1,438,756)
                                                    -------------      -------------     --------------
Net cash provided by operating
   activities..............................             4,047,947          3,885,722          3,813,843
                                                    -------------      -------------     --------------

Cash flows from investing activities:
   Additions to real estate
     investments...........................            (2,398,428)        (3,582,582)        (4,261,449)
   Insurance proceeds from fire/freeze
     damage................................                     -            185,094            359,878
Proceeds from sale of real estate..........             2,042,384                  -                  -
Mortgage note receivable...................            (1,550,000)                 -                  -
                                                    -------------      -------------     --------------
Net cash used in investing
   activities..............................            (1,906,044)        (3,397,488)        (3,901,571)
                                                    -------------      -------------     --------------

Cash flows from financing activities:
   Principal payments on mortgage
     notes payable.........................              (829,604)          (748,502)          (711,658)
   Deferred borrowing costs paid...........                     -                  -           (120,486)
   Management Incentive Distribution.......            (1,370,360)          (879,994)          (797,000)
   Net cash proceeds from
     refinancing/modification of
     mortgage notes payable................                     -                  -            161,809
                                                    -------------      -------------     --------------
Net cash used in financing
   activities..............................            (2,199,964)        (1,628,496)        (1,467,335)
                                                    -------------      -------------     --------------

Net decrease in cash and cash
   equivalents.............................               (58,061)        (1,140,262)        (1,555,063)

Cash and cash equivalents at
   beginning of year.......................             3,059,582          4,199,844          5,754,907
                                                    -------------      -------------     --------------

Cash and cash equivalents at end
   of year.................................        $    3,001,521     $    3,059,582    $    4,199,844
                                                    =============      =============     =============

See discussion of noncash investing activity in Note 6 - "Sale of Real Estate."

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                               For the Years Ended December 31,
                                                   -----------------------------------------------------
                                                        1996                1995              1994
                                                   ---------------    ---------------   ----------------
Net loss...................................        $     (293,982)    $     (328,996)   $      (387,787)
                                                    -------------      -------------     --------------

Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
   Depreciation............................             4,173,260          3,919,845          3,392,835
   Amortization of discounts on
     mortgage notes payable................                38,788             40,372             38,032
   Amortization of deferred borrowing
     costs.................................               206,160            201,762            159,019
   Gain on involuntary conversions.........                     -           (125,967)          (187,854)
   Loss on sale of real estate.............               220,157                  -                  -
   Changes in assets and liabilities:
     Cash segregated for security
       deposits............................               (37,140)           (39,808)           (11,032)
     Accounts receivable...................                54,496            (49,903)            40,537
     Prepaid expenses and other
       assets..............................                 9,462            (12,693)            19,334
     Escrow deposits.......................                16,741            142,995            680,527
     Accounts payable......................              (266,777)          (147,117)           158,350
     Accrued property taxes................               (34,148)            27,518              6,890
     Accrued interest......................                (6,184)            71,219           (164,404)
     Other accrued expenses................               (34,795)           113,070             32,114
     Payable to affiliates - General
       Partner.............................                 8,146              9,469             11,936
     Security deposits and deferred
       rental revenue......................                (6,237)            63,956             25,346
                                                    -------------      -------------     --------------

         Total adjustments.................             4,341,929          4,214,718          4,201,630
                                                    -------------      -------------     --------------

Net cash provided by operating
     activities............................        $    4,047,947     $    3,885,722    $     3,813,843
                                                    =============      =============     ==============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1996


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

McNeil Real Estate Fund IX, Ltd. (the "Partnership") was organized on May 1, 1978 as a limited partnership under the provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil. The Partnership is governed by an amended and restated partnership agreement dated November 12, 1991, as amended (the "Amended Partnership Agreement"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential real estate and other real estate related assets. The Partnership has determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. At December 31, 1996, the Partnership owned 13 income-producing properties as described in Note 4 - Real Estate Investments.

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

The Partnership's financial statements include the accounts of the following listed tier partnerships for the years ended December 31, 1996, 1995 and 1994. These single asset tier partnerships were formed to accommodate the refinancings of the related properties. The ownership interest of the Partnership and the General Partner in each tier partnership is detailed below. The Partnership retains effective control of each tier partnership. The General Partner's minority interest is not presented because it is either negative or immaterial.

                                                                           % of Ownership Interest
   Tier Partnership                                                    Partnership     General Partner
   ----------------                                                    -----------     ---------------
   Limited partnerships:
     Cherry Hills Fund IX Limited Partnership (a) ................           100%               -
     Forest Park Fund IX Associates Limited Partnership (b).......            99                1%
     Lantern Tree Fund IX Limited Partnership (a) ................           100                -
     Meridian West Fund IX Limited Partnership (a)................           100                -
     Pennbrook Fund IX Associates, L.P............................            99                1
     Rockborough Fund IX Limited Partnership (a)..................           100                -
     Rolling Hills Fund IX Associates, L.P........................            99                1
     Williamsburg Fund IX Limited Partnership (a).................           100                -

   General partnerships:
     Berkley Hills Associates.....................................            99                1
     Ruskin Place Fund IX Associates..............................            99                1
     Sherwood Forest Fund IX Associates...........................            99                1

(a) The general partner of these partnerships is a corporation whose stock is 100% owned by the Partnership.

(b) Forest Park Fund IX Associates Limited Partnership has assigned all of its interest and rights to the Partnership.

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of depreciated cost or fair value. Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated recoverable amount.

The Partnership's method of accounting for real estate investments is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which the Partnership adopted effective January 1, 1996. The adoption of SFAS 121 did not have a material impact on the accompanying financial statements.

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

Income Taxes
------------

No provision for Federal income taxes is necessary in the financial statements of the Partnership because, as a partnership, it is not subject to Federal income tax and the tax effect of its activities accrues to the partners. See
Note 3 - "Taxable Loss."

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

(b) then, an amount of net income equal to the cumulative amount of Management Incentive Distribution ("MID") paid to the General Partner for which no income has previously been allocated (see Note 2 - "Transactions with Affiliates") shall be allocated to the General Partner; however, if all or a portion of the MID consists of limited partnership units ("Units"), the amount of net income so allocated to the General Partner shall be equal to the amount of cash the General Partner would have otherwise received;

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocations of Partnership deductions attributable to debt. The Partnership's tax allocations for 1996, 1995 and 1994 have been made in accordance with these provisions.

Distributions
-------------

Pursuant to the Amended Partnership Agreement and at the sole discretion of the General Partner, distributions during each taxable year shall be made as follows:

(a)      first, to the General Partner, an amount equal to the MID; and

(b) any remaining distributable cash, as defined, shall be distributed 100% to the limited partners.

No distributions were made to the limited partners in 1996, 1995 or 1994. The Partnership paid or accrued distributions of $1,133,561, $1,070,763 and $973,023 for the benefit of the General Partner for the years ended December 31, 1996, 1995 and 1994, respectively. These distributions are the MID pursuant to the Amended Partnership Agreement.

On February 28, 1997, the Partnership paid a distribution of $2,250,000 to the limited partners.

Net Loss Per Limited Partnership Unit
-------------------------------------

Net loss per limited partnership unit is computed by dividing net loss allocated to the limited partners by the weighted average number of Units outstanding. Per Unit information has been computed based on 110,170 Units outstanding in 1996, 1995, and 1994.

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

Under terms of the Amended Partnership Agreement, the Partnership is paying a MID to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. The maximum MID percentage decreases subsequent to 1999. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items.

The MID will be paid to the extent of the lesser of the Partnership's excess cash flow as defined, or net operating income, as defined (the "Entitlement Amount"), and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or
(ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit. During 1996, 1995 and 1994, no Units were issued as payment for the MID.

During 1991, the Partnership amended its capitalization policy and began capitalizing certain costs of improvements and betterments that under policies of prior management had been expensed when incurred. The purpose of the amendment was to more properly recognize items which were capital in nature. The effect of the amendment standing alone was evaluated at the time the change was made and determined not to be material to the financial statements of the Partnership in 1991, nor was it expected to be material in any future year. However, the amendment can have a material effect on the calculation of the Entitlement Amount which determines the amount of MID earned. Capital improvements are excluded from cash flow, as defined. The majority of base period cash flow was measured under the previous capitalization policy, while incentive period cash flow is determined using the amended policy. Under the amended policy, more items are capitalized, and cash flow increases. Had base period cash flow been measured on a basis comparable with incentive period cash flow, MID for the years ended December 31, 1995 and 1994 would have been reduced by $111,248 and $169,741, respectively. The amendment of the capitalization policy did not materially affect the MID for 1996 because the Entitlement Amount was sufficient to pay the MID notwithstanding the amendment to the capitalization policy.

Any amount of the MID which is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

Compensation and reimbursements paid or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                          For the Years Ended December 31,
                                                       1996               1995               1994
                                                   --------------     --------------    ---------------
Property management fees - affiliates.......       $      978,168     $      946,627    $       915,989
Charged to general and
   administrative - affiliates:
   Partnership administration...............              537,697            733,886            719,703
                                                    -------------      -------------     --------------

                                                   $    1,515,865     $    1,680,513    $     1,635,692
                                                    =============      =============     ==============

Charged to General Partner's deficit:
   Management Incentive Distribution........       $    1,133,561     $    1,070,763    $       973,023
                                                    =============      =============     ==============

Payable to affiliates - General Partner at December 31, 1996, 1995 and 1994 consists of MID, reimbursable costs and property management fees which are due and payable from current operations.

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

The Partnership's net assets and liabilities for tax purposes exceeded the net assets and liabilities for financial reporting purposes by $9,965,434 in 1996, $9,613,062 in 1995 and $8,983,358 in 1994.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation of the Partnership's real estate investments at December 31, 1996 and 1995 are set forth in the following tables:

                                                   Buildings and        Accumulated           Net Book
       1996                         Land           Improvements         Depreciation            Value
       ----                    --------------      --------------      ---------------     --------------
Berkley Hills
   Madison, TN                 $      246,988      $    6,067,612      $   (3,965,414)     $    2,349,186
Cherry Hills
   Wichita, KS                        514,205           8,867,317          (5,049,666)          4,331,856
Forest Park Village
   Columbus, OH                       716,395           9,211,812          (6,046,027)          3,882,180
Heather Square
   Dallas, TX                         853,746           7,432,783          (4,243,663)          4,042,866
Lantern Tree
   Omaha, NE                          217,809           3,356,298          (2,102,815)          1,471,292
Meridian West
   Puyallup, WA                       253,167           4,880,604          (2,789,274)          2,344,497
Pennbrook
   Dallas, TX                         692,515           6,188,400          (3,621,595)          3,259,320
Rockborough
   Addison, TX                        427,932           3,737,808          (2,062,361)          2,103,379
Rolling Hills
   Louisville, KY                     557,249           8,777,777          (5,546,753)          3,788,273
Ruskin Place
   Lincoln, NE                        920,061           5,066,855          (3,243,658)          2,743,258
Sheraton Hills
   Nashville, TN                      296,531           6,547,390          (4,057,852)          2,786,069
Westgate
   Lansing, MI                        390,482           6,304,118          (3,833,520)          2,861,080
Williamsburg
   Shreveport, LA                     283,754           5,227,543          (3,165,948)          2,345,349
                                -------------       -------------       -------------       -------------
                               $    6,370,834      $   81,666,317      $  (49,728,546)     $   38,308,605
                                =============       =============       =============       =============


                                                   Buildings and        Accumulated           Net Book
       1995                         Land           Improvements         Depreciation            Value
       ----                    --------------      --------------      ---------------     --------------
Berkley Hills                  $      246,988      $    5,914,125      $   (3,643,359)     $    2,517,754
Cherry Hills                          514,205           8,771,156          (4,660,956)          4,624,405
Forest Park Village                   716,395           8,891,627          (5,551,503)          4,056,519
Heather Square                        853,746           7,294,403          (3,912,468)          4,235,681
Lantern Tree                          217,809           3,245,613          (1,939,545)          1,523,877
Meridian West                         253,167           4,838,970          (2,538,764)          2,553,373
Pennbrook                             692,515           6,068,091          (3,312,652)          3,447,954
Rockborough                           427,932           3,595,458          (1,866,840)          2,156,550
Rolling Hills                         557,249           8,594,002          (5,050,846)          4,100,405
Ruskin Place                          920,061           4,975,901          (2,984,860)          2,911,102
Sheraton Hills                        296,531           6,211,692          (3,910,764)          2,597,459
Westgate                              390,482           6,093,518          (3,527,200)          2,956,800
Westridge
   Ft. Worth, TX                      345,265           4,269,089          (2,302,482)          2,311,872
Williamsburg                          283,754           5,083,649          (2,926,992)          2,440,411
                                -------------       -------------       -------------       -------------

                               $    6,716,099      $   83,847,294      $  (48,129,231)     $   42,434,162
                                =============       =============       =============       =============

NOTE 5 - MORTGAGE NOTES PAYABLE
-------------------------------

The table below sets forth the mortgage notes payable of the Partnership at December 31, 1996 and 1995. All mortgage notes are secured by real estate investments.

                          Mortgage           Annual        Monthly
                            Lien             Interest      Payments/                      December 31,
Property                 Position (a)        Rates %       Maturity Date (f)       1996                1995
--------                 -------------       --------      -----------------  ---------------     --------------
Berkley Hills            First                8.750        $26,005   12/23    $     3,227,638     $    3,255,924
                                                                                -------------      -------------

Cherry Hills (e)         First                8.150         39,353   07/03          4,659,767          4,748,209
                         Discount (b)                                                (102,442)          (114,168)
                                                                                -------------      -------------
                                                                                    4,557,325          4,634,041
                                                                                -------------      -------------

Forest Park Village      First                9.125         59,732   01/98          6,034,650          6,192,845
                                                                                -------------      -------------

Heather Square           First                9.625         38,250   03/09          3,294,874          3,429,615
                                                                                -------------      -------------


                          Mortgage           Annual        Monthly
                            Lien             Interest      Payments/                      December 31,
Property                 Position (a)        Rates %       Maturity Date (f)       1996                1995
--------                 -------------       --------      -----------------  ---------------     --------------
Lantern Tree (e)         First                8.150        $20,416   07/03    $     2,417,470     $    2,463,353
                         Discount (b)                                                 (53,147)           (59,231)
                                                                                -------------      -------------
                                                                                    2,364,323          2,404,122
                                                                                -------------      -------------

Meridian West (e)        First                8.150         28,471   07/03          3,371,237          3,435,223
                         Discount (b)                                                 (74,114)           (82,599)
                                                                                -------------      -------------
                                                                                    3,297,123          3,352,624
                                                                                -------------      -------------

Pennbrook                First                9.450         27,209   02/00          3,160,860          3,187,297
                                                                                -------------      -------------

Rockborough (e)          First                8.150         18,789   07/03          2,224,827          2,267,055
                         Discount (b)                                                 (48,911)           (54,511)
                                                                                -------------      -------------
                                                                                    2,175,916          2,212,544
                                                                                -------------      -------------

Rolling Hills            First                9.250         55,389   11/24          6,637,002          6,685,297
                                                                                -------------      -------------

Ruskin Place             First                8.750         36,348   10/24          4,544,544          4,581,309
                                                                                -------------      -------------

Sheraton Hills (c)       First                 (d)           (d)     10/98          2,794,397          2,838,674
                                                                                -------------      -------------

Westgate                 First                8.000         44,114   09/23          5,833,019          5,893,110
                                                                                -------------      -------------

Williamsburg (e)         First                8.150         23,128   07/03          2,738,540          2,790,518
                         Discount (b)                                                 (60,205)           (67,098)
                                                                                -------------      -------------
                                                                                    2,678,335          2,723,420
                                                                                -------------      -------------

                                                       Total                  $    50,600,006     $   51,390,822
                                                                                =============      =============

(a)  The debt is non-recourse to the Partnership.

(b)  Mortgage discounts are based on an effective interest rate of 8.62%.

(c) The mortgage encumbering Sheraton Hills Apartments contains provisions which may give the lender the right to accelerate the mortgage debt as a result of the November 12, 1991, restructuring of the Partnership. The General Partner has requested that the lender waive its right to accelerate the mortgage debt. The lender may require the payment of fees or additional interest as a condition to granting such a waiver. In the event the waiver is not obtained and the mortgage debt is accelerated, the Partnership would be required to satisfy the outstanding mortgage debt, which totaled $2,794,397 at December 31, 1996. In such event, the Partnership will attempt to arrange alternative sources of mortgage financing. However, such refinancing may be at an interest rate which is higher or is otherwise on terms which are less favorable than those provided for by the current mortgage. Furthermore, if alternative financing cannot be obtained, the lender could foreclose on Sheraton Hills Apartments. The General Partner believes the likelihood of this outcome is remote and accordingly has not reflected this balance as currently due.

(d) The Sheraton Hills mortgage note bears interest at a variable rate, adjusted at six-month intervals equal to the six-month treasury bill weekly average rate plus 3.0% per annum, not to exceed 12.75% per annum. The monthly payment is also adjusted each six months so that the mortgage note will fully amortize over a period of 30 years. At December 31, 1996, the interest rate was 8.57%, and the monthly payment of principal and interest was $23,617.

(e) Financing was obtained under the terms of a Real Estate Mortgage Investment Conduit financing. The mortgage notes payable are cross-collateralized and may not be prepaid in whole or in part before July 1998. Any prepayments made during the sixth or seventh loan years are subject to a Yield Maintenance premium, as defined. Additionally, the Partnership must pay a release payment equal to 25% of the prepaid balance which will be applied to the remaining mortgage notes in the collateral pool.

(f)  Balloon payments on the Partnership's mortgage notes are due as follows:

                      Property                   Balloon Payment   Date
                      --------                   ---------------   ----

          Forest Park Village .............       $  5,831,000     01/98
          Sheraton Hills...................          2,661,000     10/98
          Pennbrook........................          3,059,000     02/00
          Cherry Hills.....................          3,875,000     07/03
          Lantern Tree.....................          2,010,000     07/03
          Meridian West....................          2,804,000     07/03
          Rockborough......................          1,850,000     07/03
          Williamsburg.....................          2,278,000     07/03

Scheduled principal maturities of the mortgage notes payable under existing agreements, before consideration of discounts of $338,819, are shown below.

          1997.............................       $    902,562
          1998.............................          9,355,346
          1999.............................            812,434
          2000.............................          3,912,038
          2001.............................            923,348
          Thereafter.......................         35,033,097
                                                   -----------
                                                  $ 50,938,825
                                                   ===========

Based on borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of the mortgage notes payable was approximately $50,250,000 and $52,256,000 at December 31, 1996 and 1995, respectively.

NOTE 6 - SALE OF REAL ESTATE
----------------------------

The Partnership classified Westridge Apartments as an asset held for sale on June 1, 1996. On July 30, 1996, the Partnership sold Westridge Apartments to an unaffiliated purchaser for a purchase price of $2,110,500. The purchaser paid $560,500 in cash to the Partnership. The purchaser financed the remaining $1,550,000 of the purchase price by entering into a short-term, $1,550,000 mortgage note payable to the Partnership. See Note 7 "Mortgage Note Receivable." Cash proceeds from the sale, as well as the loss on sale of Westridge Apartments, are detailed below.

                                                   Loss on Sale   Cash Proceeds
                                                  -------------   -------------

       Cash sales price..................         $  2,110,500    $  2,110,500
       Selling costs.....................              (68,116)        (68,116)
       Basis of real estate sold.........           (2,262,541)
                                                   -----------

       Loss on sale of real estate.......         $   (220,157)
                                                   ===========

       Mortgage note receivable from
         the purchaser...................                           (1,550,000)
                                                                   -----------

       Net cash proceeds.................                         $    492,384
                                                                   ===========

NOTE 7 - MORTGAGE NOTE RECEIVABLE
---------------------------------

In connection with the sale of Westridge Apartments, the purchaser financed a portion of the sales price by entering into a $1,550,000 mortgage note payable to the Partnership on a short-term basis until the purchaser could arrange permanent financing. The Partnership's mortgage note receivable is secured by a non-recourse lien against Westridge Apartments. The table below sets forth the terms of the mortgage note receivable at December 31, 1996.

                   Mortgage       Annual          Monthly
                     Lien        Interest        Payment/         December 31,
Property           Position       Rate %       Maturity Date          1996
--------          -----------    --------    -----------------    ------------

Westridge          First           10.0%     $12,917     05/97    $ 1,550,000
                                                                   ==========

On February 5, 1997, the purchaser paid off the $1,550,000 mortgage note receivable together with all accrued and unpaid interest thereon.

NOTE 8 - MODIFICATION OF MORTGAGE NOTES PAYABLE
-----------------------------------------------

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

NOTE 9 - GAIN ON INVOLUNTARY CONVERSIONS
----------------------------------------

On April 24, 1996, a roofing contractor caused a fire that did $562,560 of damage to 12 units at Sheraton Hills Apartments. The roofing contractor's insurance carrier will reimburse the Partnership for all costs incurred as a result of the fire. The excess of expected insurance proceeds over the basis of the real estate destroyed resulted in a $474,376 gain on involuntary conversion. As of December 31, 1996, however, the Partnership had not yet received the insurance reimbursement. Therefore, the recognition of the gain on involuntary conversion was deferred and is shown on the Partnership's Balance Sheet as a deferred gain on involuntary conversion. When the insurance reimbursement is received, the deferred gain on involuntary conversion will be recognized. Reconstruction of the destroyed or damaged units was completed during the third quarter of 1996.

On November 3, 1995, two units at Cherry Hills Apartments were damaged by a fire that caused $55,495 in damages. The Partnership received a $40,428 insurance reimbursement to cover the cost to repair Cherry Hills Apartments. The insurance reimbursement received in excess of the basis of the property damaged was recorded as a $16,961 gain on involuntary conversion.

On May 5, 1995, Westridge Apartments incurred hail damage of $150,938. The Partnership received $144,666 in insurance reimbursements to cover the cost to repair Westridge Apartments. Insurance reimbursements received in excess of the basis of the property damaged were recorded as a $109,006 gain on involuntary conversion.

On April 25, 1994, eleven units at Rockborough Apartments were damaged by a fire that caused $225,123 in damages. The Partnership received $219,382 in insurance reimbursements to cover the cost to repair Rockborough Apartments. Insurance reimbursements received in excess of the basis of the property damage were recorded as a $79,332 gain on involuntary conversion.

On January 19, 1994, freezing weather caused $157,680 of damage to Rolling Hills Apartments. The Partnership received $140,496 in insurance reimbursements to cover the cost to repair Rolling Hills Apartments. Insurance reimbursements received in excess of the basis of the property damaged were recorded as a $108,522 gain on involuntary conversion.

NOTE 10 - LEGAL PROCEEDINGS
---------------------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

     The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (as defined in this Section 1, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (as defined in this Section 1, collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

     On December 16, 1996, the Plaintiffs filed a consolidated and amended complaint. Plaintiffs are suing for breach of fiduciary duty, breach of contract and an accounting, alleging, among other things, that the management fees paid to the McNeil affiliates over the last six years are excessive, that these fees should be reduced retroactively and that the respective Amended Partnership Agreements governing the Partnerships are invalid. On January 7, 1997, the Court ordered consolidation with three other similar actions listed below.

     The Partnerships filed a demurrer to the complaint and a motion to strike on February 14, 1997, seeking to dismiss the complaint in all respects. The demurrer is pending. The Partnerships deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

2)   Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint). On January 7, 1997, this action was consolidated by court order with Scholfield, et al., referenced above.

3) Warren Heller v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint). On January 7, 1997, this action was consolidated by court order with Scholfield, et al., referenced above.

4)   Robert Lewis v. McNeil  Partners,  L.P.,  McNeil  Investors,  Inc.,  Robert
     A. McNeil et al. - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) - Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     On April 11, 1996, the action was dismissed without prejudice in anticipation of consolidation with other class action complaints. On January 7, 1997, this action was consolidated by court order with Schofield, et al., referenced above.

5) McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., and McNeil Real Estate Fund XXV, L.P. v. High River Limited Partnership, Riverdale Investors Corp., Carl C. Icahn, and Unicorn Associates Corporation - United States District Court for the Central District of California, Case No. 96-5680SVW.

     On August 12,  1996,  High River  Limited  Partnership  (as defined in this
     Section 5, "High River"), a partnership controlled by Carl C. Icahn, sent a letter to the partnerships referenced above demanding lists of the names, current residences or business addresses and certain other information concerning the unitholders of such partnerships. On August 19, 1996, these partnerships commenced the above action seeking, among other things, to declare that such partnerships are not required to provide High River with a current list of unitholders on the grounds that the defendants commenced a tender offer in violation of the federal securities laws by filing certain Schedule 13D Amendments on August 5, 1996.

     On October 16, 1996, the presiding judge denied the partnerships' requests for a permanent and preliminary injunction to enjoin High River's tender offers and granted the defendants request for an order directing the partnerships to turn over current lists of unitholders to High River forthwith. On October 24, 1996, the partnerships delivered the unitholder lists to High River. The judge's decision resolved all the issues in the action.

                        McNEIL REAL ESTATE FUND IX, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996

                                                                                  Cumulative           Costs
                                                      Initial Cost (b)            Write-down       Capitalized
                          Related     (b)                     Buildings and     and Permanent       Subsequent
Description               Encumbrances              Land      Improvements        Impairment       To Acquisition
-----------               ------------         ------------   --------------    -------------      --------------
APARTMENTS:

Berkley Hills
   Madison, TN             $    3,227,638    $      246,988    $    4,779,121     $          -     $   1,288,491

Cherry Hills
   Wichita, KS                  4,557,325           514,205         7,373,589                -         1,493,728

Forest Park Village
   Columbus, OH                 6,034,650           716,395         7,095,131                -         2,116,681

Heather Square
   Dallas, TX                   3,294,874           853,746         6,087,281                -         1,345,502

Lantern Tree
   Omaha, NE                    2,364,323           217,809         2,467,872                -           888,426

Meridian West
   Puyallup, WA                 3,297,123           253,167         3,787,807                -         1,092,797

Pennbrook
   Dallas, TX                   3,160,860           692,515         4,708,479                -         1,479,921

Rockborough
   Addison, TX                  2,175,916           427,932         2,924,451                -           813,357

Rolling Hills
   Louisville, KY               6,637,002           557,249         6,156,595                -         2,621,182

Ruskin Place
   Lincoln, NE                  4,544,544           899,372         3,792,676                -         1,294,868

Sheraton Hills
   Nashville, TX                2,794,397           296,531         4,819,251                -         1,728,139

Westgate
   Lansing, MI                  5,833,019           390,482         4,963,710                -         1,340,408

Williamsburg
   Shreveport, LA               2,678,335           283,754         4,203,172                -         1,024,371
                           --------------    --------------    --------------     ------------     -------------
                          $    50,600,006   $     6,350,145   $    63,159,135    $           -    $   18,527,871
                           ==============    ==============    ==============     ============     =============

(b) The initial cost and encumbrances reflect the present value of future loan payments discounted, if appropriate, at a rate estimated to be the prevailing interest rate at the date of acquisition or refinancing.


                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND IX, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996

                                            Gross Amount at
                                     Which Carried at Close of Period                  Accumulated
                                                 Buildings and                         Depreciation
Description                      Land            Improvements          Total (a)     and Amortization
-----------                   --------------     --------------   ----------------   ----------------
APARTMENTS:

Berkley Hills
   Madison, TX                $      246,988     $    6,067,612   $      6,314,600   $    (3,965,414)

Cherry Hills
   Wichita, KS                       514,205          8,867,317          9,381,522        (5,049,666)

Forest Park Village
   Columbus, OH                      716,395          9,211,812          9,928,207        (6,046,027)

Heather Square
   Dallas, TX                        853,746          7,432,783          8,286,529        (4,243,663)

Lantern Tree
   Omaha, NE                         217,809          3,356,298          3,574,107        (2,102,815)

Meridian West
   Puyallup, WA                      253,167          4,880,604          5,133,771        (2,789,274)

Pennbrook
   Dallas, TX                        692,515          6,188,400          6,880,915        (3,621,595)

Rockborough
   Addison, TX                       427,932          3,737,808          4,165,740        (2,062,361)

Rolling Hills
   Louisville, KY                    557,249          8,777,777          9,335,026        (5,546,753)

Ruskin Place
   Lincoln, NE                       920,061          5,066,855          5,986,916        (3,243,658)

Sheraton Hills
   Nashville, TN                     296,531          6,547,390          6,843,921        (4,057,852)

Westgate
   Lansing, MI                       390,482          6,304,118          6,694,600        (3,833,520)

Williamsburg
   Shreveport, LA                    283,754          5,227,543          5,511,297        (3,165,948)
                              --------------     --------------   ----------------     -------------
                             $     6,370,834    $    81,666,317  $      88,037,151    $  (49,728,546)
                              ==============     ==============   ================     =============

(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 5-27.5 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was approximately $90,625,965 and accumulated depreciation was $50,663,001 at December 31, 1996.

                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND IX, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996


                                 Date of                    Date                Depreciable
Description                   Construction                Acquired              lives (years)
-----------                   ------------                --------              -------------
Apartments:

Berkley Hills
   Madison, TN                  1970                        06/79                   3-25

Cherry Hills
   Wichita, KS                  1974                        06/80                   3-32

Forest Park Village
   Columbus, OH                 1970                        12/79                   3-25

Heather Square
   Dallas, TX                   1978                        10/79                   3-32

Lantern Tree
   Omaha, NE                    1974                        07/79                   3-28

Meridian West
   Puyallup, WA                 1977                        01/80                   3-31

Pennbrook
   Dallas, TX                   1978                        01/80                   3-31

Rockborough
   Addison, TX                  1978                        01/80                   3-31

Rolling Hills
   Louisville, KY               1974                        09/79                   3-27

Ruskin Place
   Lincoln, NE                  1973                        12/79                   3-27

Sheraton Hills
   Nashville, TN                1971                        06/79                   3-27

Westgate
   Lansing, MI                  1974                        12/79                   3-28

Williamsburg
   Shreveport, LA               1975                        12/79                   3-28


                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND IX, LTD.

                              Notes to Schedule III

              Real Estate Investments and Accumulated Depreciation


A summary of activity for the Partnership's real estate investments and accumulated depreciation is as follows:


                                                            For the Years Ended December 31,
                                                   -----------------------------------------------------
                                                        1996               1995               1994
                                                   ---------------    ---------------   ----------------
Real estate investments:
Balance at beginning of year...............        $   90,563,393     $   87,104,715    $    83,199,845

Improvements...............................             2,398,428          3,582,582          4,261,449

Assets replaced............................              (277,307)          (123,904)          (356,579)

Sale of real estate........................            (4,647,363)                 -                  -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   88,037,151     $   90,563,393    $    87,104,715
                                                    =============      =============     ==============



Accumulated depreciation:

Balance at beginning of year...............        $   48,129,231     $   44,274,163    $    41,065,883

Depreciation...............................             4,173,260          3,919,845          3,392,835

Assets replaced............................              (189,123)           (64,777)          (184,555)

Sale of real estate........................            (2,384,822)                 -                  -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   49,728,546     $   48,129,231    $    44,274,163
                                                    =============      =============     ==============

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------       ---------------------------------------------------------------
              FINANCIAL DISCLOSURE
              --------------------

None.
                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------      --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                        Other Principal Occupations and Other
Name and Position             Age       Directorships During the Past 5 Years
-----------------             ---       -------------------------------------

Robert A. McNeil,              76       Mr.  McNeil  is also  Chairman  of   the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation  of such  entity in 1990.  Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active operations of McREMI and McNeil Partners, L.P.
                                        began in February 1991, Mr. McNeil was a private investor. Mr. McNeil is a member of the International Board of Directors of the Salk Institute, which promotes research in improvements in health care.

Carole J. McNeil               53       Mrs.   McNeil   is   Co-Chairman,   with
Co-Chairman of the                      husband  Robert  A.  McNeil,  of  McNeil
Board                                   Investors,  Inc. Mrs.  McNeil has twenty
                                        years of real  estate  experience,  most
                                        recently as a private investor from 1986
                                        to 1993.  In 1982,  she founded  Ivory &
                                        Associates,  a  commercial  real  estate
                                        brokerage  firm  in San  Francisco,  CA.
                                        Prior to that, she was a commercial real
                                        estate   associate   with  the   Madison
                                        Company and, earlier, a commercial sales
                                        associate  and  analyst  with Marcus and
                                        Millichap  in San  Francisco.  In  1978,
                                        Mrs. McNeil  established Escrow Training
                                        Centers,  California's  first accredited
                                        commercial  training  program  for title
                                        company escrow  officers and real estate
                                        agents   needing   college   credits  to
                                        qualify  for  brokerage  licenses.   She
                                        began in real estate as Manager and Marketing Director of Title Insurance and Trust in Marin County, CA. Mrs.
                                        McNeil serves on the International Board of Directors of the Salk Institute.

                                        Other Principal Occupations and Other
Name and Position             Age       Directorships During the Past 5 Years
-----------------             ---       -------------------------------------

Ron K. Taylor                  39       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.     EXECUTIVE COMPENSATION
--------     ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1996, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1996. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

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

        No individual or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, known to the Partnership is the beneficial owner of more than 5% of the Partnership's securities, except as noted in below:

        1. A group of limited partnerships affiliated with Liquidity Financial Corporation, all of whose outstanding stock is owned by Richard G. Wollack and Brent R. Donaldson, 2200 Powell Street, Suite 700, Emeryville, California, 94608, collectively own 6,389 Units (5.80%) as of January 31, 1997.

        2.      High River Limited  Partnership,  100 S.  Bedford  Road,   Mount
                Kisco,  New  York,   10549,  owns  13,147 Units  (11.93%) as  of
                January 31, 1997.

(B)     Security ownership of management.

        The General Partner and the officers and directors of its general partner, collectively, own 5,715 Units (5.19%) as of January 31, 1997.

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

The MID will be paid to the lesser of the Partnership's excess cash flow, as defined, or net operating income (the "Entitlement Amount"), and may be paid in
(i) cash, unless there is insufficient cash to pay the distribution, in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or (ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit. For the year ended December 31, 1996, the Partnership paid or accrued MID for the General Partner in the amount of $1,133,561.

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

However, the amendment can have a material effect on the calculation of the Entitlement Amount which determines the amount of MID earned. Capital improvements are excluded from cash flow, as defined. The majority of base period cash flow was measured under the previous capitalization policy, while incentive period cash flow is determined using the amended policy. Under the amended policy, more items are capitalized, and cash flow increases. Had base period cash flow been measured on a basis comparable with incentive period cash flow, MID for the years ended December 31, 1995 and 1994 would have been reduced by $111,248 and $169,741, respectively. The amendment of the capitalization policy did not materially affect the MID for 1996 because the Entitlement Amount was sufficient to pay the MID notwithstanding the amendment to the capitalization policy.

The Partnership pays property management fees equal to 5% of gross rental receipts of the Partnership's properties to McREMI for providing property management and leasing services for the Partnership's properties. The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1996, the Partnership incurred $1,515,865 of property management fees and reimbursements.

See Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 - Note 2 - "Transactions with Affiliates."

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------     ----------------------------------------------------------------

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

              Exhibit
              Number              Description
              -------             -----------

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

              10.25 Modification of Mortgage Note, dated July 28, 1994, between Ruskin Place Fund IX Associates and American Mortgages, Inc. (6)

              10.26 Deed of Trust Note, dated November 3, 1988, between Berkley Hills Associates and American Mortgages, Inc. (6)

              10.27 Modification of Deed of Trust Note, dated July 28, 1994, between Berkley Hills Associates and American Mortgages, Inc. (6)

              Exhibit
              Number              Description
              -------             -----------

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

                                  Forest Park Fund IX
                                  Associates Limited
                                  Partnership                      Ohio                         None

                                  Lantern Tree Fund IX
                                  Limited Partnership              Delaware                     None

                                  Meridian West Fund IX
                                  Limited Partnership              Delaware                     None

                                                                   Jurisdiction            Which It Is
                                  Name of Subsidiary             of Incorporation         Doing Business
                                  ------------------             ----------------         --------------

                                  Pennbrook Fund IX
                                  Associates, L.P.                 Texas                        None

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

        (6) Incorporated by reference to the Annual Report of McNeil Real Estate Fund IX, Ltd. (File No. 0-9026), on Form 10-K for the period ended December 31, 1996, as filed with the Securities and Exchange Commission on March 30, 1995.

        27.   Financial Data Schedule for the year ended December 31, 1996.

(B) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

                        McNEIL REAL ESTATE FUND IX, LTD.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                McNEIL REAL ESTATE FUND IX, LTD.


                                By:  McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner



March 28, 1997                     By:  /s/  Robert A. McNeil
--------------                         -----------------------------------------
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


March 28, 1997                     By:  /s/  Ron K. Taylor
--------------                          ----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)




March 28, 1997                     By:  /s/  Brandon K. Flaming
--------------                         ----------------------------------------
Date                                    Brandon K. Flaming
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)