Form 10-Q
period 1997-03-31
MCNEIL REAL ESTATE FUND IX LTD
filed 1997-05-15
CIK 276326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the period ended      March 31, 1997
                            ----------------------------------------------------


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




              13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240
--------------------------------------------------------------------------------
           (Address of principal executive offices)         (Zip code)



Registrant's telephone number, including area code  (972) 448-5800
                                                   -----------------------------



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                        McNEIL REAL ESTATE FUND IX, LTD.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------  --------------------
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           March 31,         December 31,
                                                                             1997                1996
                                                                       ---------------     ---------------
ASSETS
------

Real estate investments:
   Land.....................................................           $     6,370,834     $     6,370,834
   Buildings and improvements...............................                81,975,670          81,666,317
                                                                        --------------      --------------
                                                                            88,346,504          88,037,151
   Less:  Accumulated depreciation..........................               (50,769,111)        (49,728,546)
                                                                        --------------      --------------
                                                                            37,577,393          38,308,605

Cash and cash equivalents...................................                 2,231,550           3,001,521
Cash segregated for security deposits.......................                   600,100             571,749
Accounts receivable.........................................                    67,065              59,871
Insurance proceeds receivable...............................                   562,560             562,560
Prepaid expenses and other assets...........................                   189,386             214,497
Escrow deposits.............................................                 1,210,091           1,401,648
Mortgage note receivable....................................                         -           1,550,000
Deferred borrowing costs, net of accumulated
   amortization of $953,212 and $895,853 at
   March 31, 1997 and December 31, 1996,
   respectively.............................................                 1,922,299           1,979,658
                                                                        --------------      --------------

                                                                       $    44,360,444     $    47,650,109
                                                                        ==============      ==============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................           $    50,392,918     $    50,600,006
Accrued interest............................................                   366,967             368,556
Accrued property taxes......................................                   605,812             928,103
Other accrued expenses......................................                   186,219             271,227
Payable to affiliates - General Partner.....................                   254,123             279,716
Deferred gain on involuntary conversion.....................                   474,376             474,376
Security deposits and deferred rental revenue...............                   570,264             556,428
                                                                        --------------      --------------
                                                                            52,850,679          53,478,412
                                                                        --------------      --------------

Partners' deficit:
   Limited partners - 110,200  limited  partnership units
     authorized;  110,170 limited partnership units
     outstanding............................................                (5,694,629)         (3,029,682)
   General Partner..........................................                (2,795,606)         (2,798,621)
                                                                        --------------      --------------
                                                                            (8,490,235)         (5,828,303)
                                                                        --------------      --------------
                                                                       $    44,360,444     $    47,650,109
                                                                        ==============      ==============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                Three Months Ended
                                                                                     March 31,
                                                                       -----------------------------------
                                                                            1997                 1996
                                                                       ---------------     ---------------
Revenue:
   Rental revenue...........................................           $     4,868,923     $     4,873,033
   Interest.................................................                    58,481              35,374
                                                                        --------------      --------------
     Total revenue..........................................                 4,927,404           4,908,407
                                                                        --------------      --------------

Expenses:
   Interest.................................................                 1,198,827           1,210,799
   Depreciation.............................................                 1,040,565           1,048,308
   Property taxes...........................................                   353,303             390,994
   Personnel expenses.......................................                   668,585             666,807
   Repair and maintenance...................................                   658,057             548,397
   Property management fees - affiliates....................                   242,179             242,455
   Utilities................................................                   493,269             476,655
   Other property operating expenses........................                   269,264             297,032
   General and administrative...............................                    53,212              44,768
   General and administrative - affiliates..................                   107,224             150,861
                                                                        --------------      --------------
     Total expenses.........................................                 5,084,485           5,077,076
                                                                        --------------      --------------

Net loss....................................................           $      (157,081)    $      (168,669)
                                                                        ==============      ==============

Net loss allocated to limited partners......................           $      (414,944)    $      (160,235)
Net income (loss) allocated to General Partner..............                   257,863              (8,434)
                                                                        --------------      --------------

Net loss....................................................           $      (157,081)    $      (168,669)
                                                                        ==============      ==============

Net loss per limited partnership unit.......................           $         (3.77)    $         (1.45)
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

                        McNEIL REAL ESTATE FUND IX, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

               For the Three Months Ended March 31, 1997 and 1996


                                                                                                    Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners               Deficit
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1995..............       $   (2,826,757)         $   (1,574,003)       $   (4,400,760)

Net loss..................................               (8,434)               (160,235)             (168,669)

Management Incentive Distribution.........             (264,425)                      -              (264,425)
                                                  -------------           -------------         -------------

Balance at March 31, 1996.................       $   (3,099,616)         $   (1,734,238)       $   (4,833,854)
                                                  =============           =============         =============


Balance at December 31, 1996..............       $   (2,798,621)         $   (3,029,682)       $   (5,828,303)

Net income (loss).........................              257,863                (414,944)             (157,081)

Management Incentive Distribution.........             (254,848)                      -              (254,848)

Distribution to limited partners..........                    -              (2,250,003)           (2,250,003)
                                                  -------------           -------------         -------------

Balance at March 31, 1997.................       $   (2,795,606)         $   (5,694,629)       $   (8,490,235)
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

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                                Three Months Ended
                                                                                     March 31,
                                                                       -----------------------------------
                                                                            1997                 1996
                                                                       ----------------    ---------------
Cash flows from operating activities:
   Cash received from tenants...............................           $     4,847,536     $     4,878,186
   Cash paid to suppliers...................................                (2,202,290)         (2,319,541)
   Cash paid to affiliates..................................                  (319,953)           (412,363)
   Interest received........................................                    58,481              35,374
   Interest paid............................................                (1,131,821)         (1,148,080)
   Property taxes paid and escrowed.........................                  (484,353)           (504,784)
                                                                        --------------      --------------
Net cash provided by operating activities...................                   767,600             528,792
                                                                        --------------      --------------

Cash flows from investing activities:
   Additions to real estate investments.....................                  (309,353)           (292,954)
   Proceeds mortgage note receivable........................                 1,550,000                   -
                                                                        --------------      --------------
Net cash provided by (used in) investing
   activities...............................................                 1,240,647            (292,954)
                                                                        --------------      --------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable................................................                  (218,324)           (200,034)
   Management Incentive Distribution........................                  (309,891)                  -
   Distribution to limited partners.........................                (2,250,003)                  -
                                                                        ---------------     --------------
Net cash used in financing activities.......................                (2,778,218)           (200,034)
                                                                        --------------      --------------

Increase (decrease) in cash and cash equivalents............                  (769,971)             35,804

Cash and cash equivalents at beginning of
   period...................................................                 3,001,521           3,059,582
                                                                        --------------      --------------

Cash and cash equivalents at end of period..................           $     2,231,550     $     3,095,386
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

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities


                                                                                 Three Months Ended
                                                                                     March 31,
                                                                       ------------------------------------
                                                                             1997                1996
                                                                       ----------------    ----------------
Net loss....................................................           $      (157,081)    $      (168,669)
                                                                        --------------      --------------

Adjustments to reconcile net loss to net cash provided
   by operating activities:
   Depreciation.............................................                 1,040,565           1,048,308
   Amortization of deferred borrowing costs.................                    57,359              53,574
   Amortization of mortgage discounts.......................                    11,236              10,603
   Changes in assets and liabilities:
     Cash segregated for security deposits..................                   (28,351)                (15)
     Accounts receivable....................................                    (7,194)                 69
     Prepaid expenses and other assets......................                    25,111               4,350
     Escrow deposits........................................                   191,557            (357,061)
     Accounts payable.......................................                         -            (144,937)
     Accrued interest.......................................                    (1,589)             (1,458)
     Accrued property taxes.................................                  (322,291)            183,807
     Other accrued expenses.................................                   (85,008)            (99,810)
     Payable to affiliates - General Partner................                    29,450             (19,047)
     Security deposits and deferred rental
       revenue..............................................                    13,836              19,078
                                                                        --------------      --------------
       Total adjustments....................................                   924,681             697,461
                                                                        --------------      --------------

Net cash provided by operating activities...................           $       767,600     $       528,792
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

                                 March 31, 1997

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund IX, Ltd., c/o The Herman Group, 2121 San Jacinto St., 26th Floor, Dallas, Texas 75201.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                         Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                           1997         1996
                                                       ----------    ----------

Property management fees - affiliates...........       $  242,179    $  242,455
Charged to general and administrative -
   affiliates:
   Partnership administration...................          107,224       150,861
                                                        ---------     ---------

                                                       $  349,403    $  393,316
                                                        =========    ==========

Charged to General Partner's deficit:
   Management Incentive Distribution............       $  254,848    $  264,425
                                                        =========    ==========

NOTE 4.
-------

On April 24, 1996, a fire destroyed or damaged 12 units at Sheraton Hills Apartments. The estimated cost to repair the fire damage is $562,560. Insurance proceeds will reimburse the Partnership for all costs incurred as a result of the fire. A deferred gain on involuntary conversion of $474,376 has been recorded on the Partnership's balance sheets. The deferred gain on involuntary conversion equals the insurance proceeds receivable less the adjusted basis of the property destroyed or damaged by the fire. The deferred gain on involuntary conversion will be recognized as the insurance proceeds are received. Reconstruction of the destroyed or damaged units was completed during the third quarter of 1996.

NOTE 5.
-------

On July 30, 1996, the Partnership sold Westridge Apartments to an unaffiliated purchaser for a cash sales price of $2,110,500. The Partnership agreed to finance a portion of the sales price by accepting from the purchaser a short-term, $1,550,000 mortgage note. The mortgage note accrued interest at 10.0% per annum and required monthly interest-only payments. Cash proceeds from the sale, as well as the loss on sale of Westridge Apartments are detailed below.

                                                   Loss on Sale    Cash Proceeds
                                                   ------------    -------------

   Cash sales price............................    $  2,110,500    $  2,110,500
   Selling costs...............................         (68,116)        (68,116)
   Basis of real estate sold...................      (2,262,541)
                                                    -----------

   Loss on disposition of real estate..........    $   (220,157)
                                                    ===========

   Mortgage note retained by the Partnership...                      (1,550,000)
                                                                    -----------

   Net cash proceeds received in 1996..........                    $    492,384
                                                                    ===========

On February 5, 1997, the purchaser repaid the $1,550,000 mortgage note to the Partnership together with all accrued interest thereon.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At March 31, 1997, the Partnership owned 13 apartment properties. All of the Partnership's properties are subject to mortgage notes. On July 30, 1996, the Partnership sold Westridge Apartments. On February 28, 1997, the Partnership paid a $2,250,000 distribution ($20.42 per limited partnership unit) to the limited partners. The distribution was funded by cash proceeds from the sale of Westridge Apartments, collection of the $1,550,000 mortgage note obtained by the Partnership in connection with the sale of Westridge Apartments, and from cash reserves of the Partnership.

RESULTS OF OPERATIONS
---------------------

Revenue:

Rental revenue decreased $4,110 or .1% for the first quarter of 1997 as compared to the first quarter of 1996. The decrease, however, is attributable to the sale of Westridge Apartments on July 30, 1996. Rental revenue at the remainder of the Partnership's properties increased $166,675 or 3.5% in the first quarter of 1997 as compared to the year earlier quarter. Rental revenues increased at nine of the Partnership's thirteen properties. The properties reporting the largest increases in rental revenue, Cherry Hills, Forest Park Village, Meridian West and Westgate, achieved increases ranging from 5% to 10% by improving their occupancy rates. The other five properties reporting increases achieved their increases through increased base rental rates that were partially offset by lower occupancy rates. Rental revenue was unchanged at Rockborough, Ruskin Place and Williamsburg. Rental revenue decreased 2.3% at Lantern Tree due to decreased occupancy that was partially offset by a modest increase in base rental rates.

Interest income increased $23,107 or 65% in the first quarter of 1997 compared to the year earlier quarter. Interest income for the first quarter included $15,500 of interest on the $1,550,000 mortgage note obtained in connection with the sale of Westridge Apartments on July 30, 1996. The mortgage note was repaid on February 5, 1997. No comparable interest was earned by the Partnership during the first quarter of 1996.

Expenses:

Partnership expenses increased $7,409 or 0.2% for the first quarter of 1997 as compared to the year earlier quarter. The increase in expenses occurred despite the sale of Westridge Apartments during the third quarter of 1996. Expenses at the remaining Partnership properties increased $181,644 or 3.7% for the first quarter of 1997 compared to the year earlier quarter. Increases were concentrated in repair and maintenance and in general and administrative expenses. These increases were partially offset by a decrease in general and administrative expenses paid to affiliates.

Excluding the effects of the sale of Westridge, repair and maintenance expense increased 28% for the first quarter of 1997 as compared to the first quarter of 1996. The increase is attributable to the replacement of carpeting and appliances, which met the Partnership's criteria for capitalization based on the magnitude of replacements in 1996, but were expensed in 1997.

General and administrative expenses increased or 18.9% for the first quarter of 1996 compared to the first quarter of 1996. The increase is due to the charges for investor services, which, beginning in 1997, are provided by a third party vendor instead of by affiliates of the General Partner.

General and administrative expenses paid to affiliates decreased 29% for the three month period ended March 31, 1997 as compared to the same period of 1996. Partnership administrative expenses charged to the Partnership by affiliates of the General Partner decreased in 1997 compared to 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership reported a loss of $157,081 for the first quarter of 1997, a small improvement over the $168,669 loss reported by the Partnership for the first quarter of 1996. However, cash provided by operating activities increased 45% to $767,600. Decreases in cash paid to suppliers and affiliates accounted for most of the increase.

Although the Partnership continues to invest significant resources into capital improvements at its properties, the scope of such investments decreased beginning in 1996. The Partnership has, on average, expended approximately $3 million annually for capital improvements over the last few years. The budgeted capital improvements for 1997 total only $1.7 million. To date, the Partnership has expended $309,353 for capital improvements.

Management Incentive Distributions ("MID") paid by the Partnership increased to $309,891 for the first three months of 1997. The Partnership paid MID accrued but unpaid from 1996 as well as MID from 1997. Principal payments on the Partnership's mortgage notes account for the balance of the Partnership's financing activities. Such payments will increase modestly from year to year as the Partnership continues to pay down its mortgage notes.

Short-term liquidity:

The Partnership has budgeted $1.7 million for capital improvements in 1997. The General Partner believes these capital improvements are necessary to allow the Partnership to increase its rental revenues in the competitive markets in which the Partnership's properties operate. These expenditures also allow the Partnership to reduce future repair and maintenance expenses from amounts that would otherwise be incurred.

At March 31, 1997, the Partnership held $2,231,550 of cash and cash equivalents, down $769,971 from the balance at the beginning of 1997. The General Partner anticipates that cash generated from operations for the remainder of 1997 will be sufficient to fund the Partnership's budgeted capital improvements and to repay the current portion of the Partnership's mortgage notes. However, 1997 cash flow from operations likely will not be adequate to pay the MID due to the General Partner. The Partnership will use its cash reserves to pay the MID. The General Partner considers the Partnership's cash reserves adequate for anticipated operations for the remainder of 1997.

On July 30, 1996, the Partnership sold its investment in Westridge Apartments. Proceeds from the sale amounted to approximately $492,000 of cash received in 1996, and $1,550,000 in proceeds from collection of the short-term mortgage note that was repaid on February 5, 1997. On February 28, 1997, the Partnership used the funds from the sale of Westridge, collection of the $1,550,000 mortgage note, and the Partnership's cash reserves to pay a $2,250,000 distribution ($20.42 per limited partnership unit) to the limited partners. See Income Allocations and Distributions below.

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

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the three month periods ended March 31, 1997 and 1996, the General Partner received allocations of net income
(loss) of $257,863 and ($8,434), respectively. The limited partners received allocations of net loss of $414,944 and $160,235 for the three month periods ended March 31, 1997 and 1996, respectively.

On February 28, 1997, the Partnership paid its first distribution to the limited partners since 1986. The $2,250,000 distribution was in large measure funded by proceeds from the sale of Westridge Apartments in 1996. For the foreseeable future, distributions to limited partners will likely be limited to proceeds from the sale of Partnership properties. Currently, no Partnership properties are being marketed for sale. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the limited partners.

During the first quarter, the Partnership recorded MID of $254,848. MID payments totaling $309,891 were paid to the General Partner during the first quarter. MID payments to the General Partner are expected to continue in 1997. To the extent that cash flow from operations is not sufficient to fund payments of MID along with other Partnership obligations, the Partnership will use its cash reserves to make such payments.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

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

The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend.
Plaintiffs have until May 27, 1997 to file a second amended complaint, unless otherwise agreed to by the parties.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)     Exhibits.

        Exhibit
        Number             Description
        -------            -----------

        4. Amended and Restated Partnership Agreement, dated November 12, 1991. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1991).

        11. Statement regarding computation of net loss per limited partnership unit: Net loss per limited partnership unit is computed by dividing net loss allocated to the limited partners by the number of limited partnership units outstanding. Per unit information has been computed based on 110,170 limited partnership units outstanding in 1997 and 1996.

        27.                Financial  Data  Schedule for the quarter ended March
                           31, 1997.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                        McNEIL REAL ESTATE FUND IX, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                              McNEIL REAL ESTATE FUND IX, Ltd.

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner





May 15, 1997                     By:  /s/  Ron K. Taylor
--------------                        ------------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)





May 15, 1997                     By:  /s/  Brandon K. Flaming
--------------                        ------------------------------------------
Date                                    Brandon K. Flaming
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)