Form 10-Q
period 1997-06-30
MCNEIL REAL ESTATE FUND IX LTD
filed 1997-08-13
CIK 276326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the period ended     June 30, 1997
                           -----------------------------------------------------


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

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          June 30,           December 31,
                                                                            1997                 1996
                                                                       ---------------     ---------------
ASSETS
------

Real estate investments:
   Land.....................................................           $     6,370,834     $     6,370,834
   Buildings and improvements...............................                82,557,443          81,666,317
                                                                        --------------      --------------
                                                                            88,928,277          88,037,151
   Less:  Accumulated depreciation..........................               (51,858,676)        (49,728,546)
                                                                        --------------      --------------
                                                                            37,069,601          38,308,605

Cash and cash equivalents...................................                 2,287,850           3,001,521
Cash segregated for security deposits.......................                   617,738             571,749
Accounts receivable.........................................                    72,974              59,871
Insurance proceeds receivable...............................                   562,560             562,560
Prepaid expenses and other assets...........................                   169,523             214,497
Escrow deposits.............................................                 1,508,637           1,401,648
Mortgage note receivable....................................                         -           1,550,000
Deferred borrowing costs, net of accumulated
   amortization of $1,010,568 and $895,853 at
   June 30, 1997 and December 31, 1996,
   respectively.............................................                 1,864,943           1,979,658
                                                                        --------------      --------------

                                                                       $    44,153,826     $    47,650,109
                                                                        ==============      ==============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................           $    50,180,774     $    50,600,006
Accrued interest............................................                   364,783             368,556
Accrued property taxes......................................                   888,577             928,103
Other accrued expenses......................................                   168,274             271,227
Payable to affiliates - General Partner.....................                   166,956             279,716
Deferred gain on involuntary conversion.....................                    57,352             474,376
Security deposits and deferred rental revenue...............                   598,533             556,428
                                                                        --------------      --------------
                                                                            52,425,249          53,478,412
                                                                        --------------      --------------
Partners' deficit:
   Limited partners - 110,200 limited partnership units
     authorized;  110,170 limited partnership units
     outstanding............................................                (5,450,650)         (3,029,682)
   General Partner..........................................                (2,820,773)         (2,798,621)
                                                                        --------------      --------------
                                                                            (8,271,423)         (5,828,303)
                                                                        --------------      --------------
                                                                       $    44,153,826     $    47,650,109
                                                                        ==============      ==============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                           Three Months Ended                      Six Months Ended
                                                  June 30,                              June 30,
                                      ---------------------------------    ---------------------------------
                                          1997               1996               1997                1996
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $    4,965,754     $    4,952,897    $    9,834,677     $    9,825,930
   Interest......................             32,738             33,536            91,219             68,910
   Gain on involuntary
     conversion..................            417,024                  -           417,024                  -
                                       -------------      -------------     -------------      -------------
     Total revenue...............          5,415,516          4,986,433        10,342,920          9,894,840
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................          1,189,734          1,203,827         2,388,561          2,414,626
   Depreciation..................          1,089,565          1,062,465         2,130,130          2,110,773
   Property taxes................            362,454            374,506           715,757            765,500
   Personnel expense.............            555,388            582,883         1,223,973          1,249,690
   Repair and maintenance........            706,491            690,263         1,364,548          1,238,660
   Property management
     fees - affiliates...........            248,578            245,380           490,757            487,835
   Utilities.....................            365,045            412,478           858,314            889,133
   Other property operating
     expenses....................            230,165            305,588           499,429            602,620
   General and administrative....             38,421             35,411            91,633             80,179
   General and administrative -
     affiliates..................            119,404            150,272           226,628            301,133
   Loss on sale of real estate...                  -            220,157                 -            220,157
                                       -------------      -------------     --------------     -------------
     Total expenses..............          4,905,245          5,283,230         9,989,730         10,360,306
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $      510,271     $     (296,797)   $      353,190     $     (465,466)
                                       =============      =============     =============      =============

Net income (loss) allocated to
   limited partners..............     $      243,979     $   (1,086,305)   $     (170,965)    $   (1,246,540)
Net income allocated to
   General Partner...............            266,292            789,508           524,155            781,074
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $      510,271     $     (296,797)   $      353,190     $     (465,466)
                                       =============      =============     =============      =============

Net income (loss) per limited
   partnership unit..............     $         2.22     $        (9.86)   $        (1.55)    $       (11.31)
                                       =============      =============     =============      =============

Distributions per limited
   partnership unit..............     $            -     $            -    $        20.42     $            -
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

                        McNEIL REAL ESTATE FUND IX, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

                 For the Six Months Ended June 30, 1997 and 1996


                                                                                                     Total
                                                   General                 Limited                 Partners'
                                                   Partner                 Partners                 Deficit
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1995..............       $   (2,826,757)         $   (1,574,003)       $   (4,400,760)

Net income (loss).........................              781,074              (1,246,540)             (465,466)

Management Incentive Distribution.........             (533,387)                      -              (533,387)
                                                  -------------           -------------         -------------

Balance at June 30, 1996..................       $   (2,579,070)         $   (2,820,543)       $   (5,399,613)
                                                  =============           =============         =============


Balance at December 31, 1996..............       $   (2,798,621)         $   (3,029,682)       $   (5,828,303)

Net income (loss).........................              524,155                (170,965)              353,190

Management Incentive Distribution.........             (546,307)                      -              (546,307)

Distribution to limited partners..........                    -              (2,250,003)           (2,250,003)
                                                  -------------           -------------         -------------

Balance at June 30, 1997..................       $   (2,820,773)         $   (5,450,650)       $   (8,271,423)
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

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                       ------------------------------------
                                                                            1997                 1996
                                                                       ----------------    ----------------
Cash flows from operating activities:
   Cash received from tenants...............................           $     9,823,848     $     9,800,417
   Cash paid to suppliers...................................                (4,123,817)         (4,333,511)
   Cash paid to affiliates..................................                  (745,790)           (797,555)
   Interest received........................................                    91,219              68,910
   Interest paid............................................                (2,255,144)         (2,290,451)
   Property taxes paid and escrowed.........................                  (840,489)           (731,686)
                                                                        --------------      --------------
Net cash provided by operating activities...................                 1,949,827           1,716,124
                                                                        --------------      --------------

Cash flows from investing activities:
   Additions to real estate investments.....................                  (891,126)         (1,096,415)
   Proceeds from mortgage note receivable...................                 1,550,000                   -
                                                                        --------------      --------------
Net cash provided by (used in) investing
   activities...............................................                   658,874          (1,096,415)
                                                                        --------------      --------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable................................................                  (441,707)           (404,747)
   Management Incentive Distribution........................                  (630,662)           (886,613)
   Distribution to limited partners.........................                (2,250,003)                  -
                                                                        --------------      --------------
Net cash used in financing activities.......................                (3,322,372)         (1,291,360)
                                                                        --------------      --------------

Decrease in cash and cash equivalents.......................                  (713,671)           (671,651)

Cash and cash equivalents at beginning of
   period...................................................                 3,001,521           3,059,582
                                                                        --------------      --------------

Cash and cash equivalents at end of period..................           $     2,287,850     $     2,387,931
                                                                        ==============      ==============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                       ------------------------------------
                                                                            1997                 1996
                                                                       ---------------     ----------------
Net income (loss)...........................................           $       353,190     $      (465,466)
                                                                        --------------      --------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation.............................................                 2,130,130           2,110,773
   Amortization of deferred borrowing costs.................                   114,715             107,148
   Amortization of mortgage discounts.......................                    22,475              21,205
   Gain on involuntary conversion...........................                  (417,024)                  -
   Loss on sale of real estate..............................                         -             220,157
   Changes in assets and liabilities:
     Cash segregated for security deposits..................                   (45,989)            (26,415)
     Accounts receivable....................................                   (13,103)            (23,103)
     Prepaid expenses and other assets......................                    44,974                 194
     Escrow deposits........................................                  (106,989)            106,458
     Accounts payable.......................................                         -            (120,485)
     Accrued interest.......................................                    (3,773)             (4,178)
     Accrued property taxes.................................                   (39,526)           (119,158)
     Other accrued expenses.................................                  (102,953)           (132,444)
     Payable to affiliates - General Partner................                   (28,405)             (8,587)
     Security deposits and deferred rental
       revenue..............................................                    42,105              50,025
                                                                        --------------      --------------
       Total adjustments....................................                 1,596,637           2,181,590
                                                                        --------------      --------------

Net cash provided by operating activities...................           $     1,949,827     $     1,716,124
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

                                  June 30, 1997

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                           Six Months Ended
                                                                June 30,
                                                        ------------------------
                                                           1997          1996
                                                        ----------    ----------

Property management fees - affiliates...........        $  490,757    $  487,835
Charged to general and administrative -
   affiliates:
   Partnership administration...................           226,628       301,133
                                                         ---------     ---------

                                                        $  717,385    $  788,968
                                                         =========     =========

Charged to General Partner's deficit:
   Management Incentive Distribution............        $  546,307    $  533,387
                                                         =========     =========

NOTE 4.
-------

On April 24, 1996, a fire destroyed or damaged 12 units at Sheraton Hills Apartments. The estimated cost to repair the fire damage is $562,560. Insurance proceeds will reimburse the Partnership for all costs incurred as a result of the fire. As a result of the fire damage and the expected insurance reimbursements, the Partnership recorded a $474,376 deferred gain on involuntary conversion on the Partnership's December 31, 1996 balance sheet. The deferred gain on involuntary conversion equals the insurance proceeds receivable less the adjusted basis of the property destroyed or damaged by the fire. The gain on involuntary conversion is deferred pending receipt of the insurance proceeds. As insurance proceeds are received, the Partnership will recognize the deferred gain. In July 1997, the Partnership received $494,547 of insurance reimbursements. Consequently, $417,024 of the deferred gain was recognized for the quarter ending June 30, 1997 in the accompanying financial statements. The remaining $57,352 of deferred gain will be recognized when the remainder of the insurance proceeds are received.

Reconstruction of the destroyed or damaged units was completed during the third quarter of 1996.

NOTE 5.
-------

On August 1, 1997, the Partnership placed Sheraton Hills Apartments on the market for sale. In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership will cease recording depreciation charges effective August 1, 1997.

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

Cash proceeds from the sale, as well as the loss on sale of Westridge Apartments are detailed below.
                                                    Loss on Sale   Cash Proceeds
                                                   -------------   -------------

   Cash sales price........................        $  2,110,500    $  2,110,500
   Selling costs...........................             (68,116)        (68,116)
   Basis of real estate sold...............          (2,262,541)
                                                    -----------

   Loss on sale of real estate.............        $   (220,157)
                                                    ===========

   Net cash proceeds received in 1996......                             492,384
                                                                    -----------

   Net cash proceeds received in 1997......                        $  1,550,000
                                                                    ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At June 30, 1997, the Partnership owned 13 apartment properties. All of the Partnership's properties are subject to mortgage notes. On July 30, 1996, the Partnership sold Westridge Apartments. On February 28, 1997, the Partnership paid a $2,250,000 distribution ($20.42 per limited partnership unit) to the limited partners. The distribution was funded by cash proceeds from the sale of Westridge Apartments, collection of the $1,550,000 mortgage note obtained by the Partnership in connection with the sale of Westridge Apartments, and from cash reserves of the Partnership.

RESULTS OF OPERATIONS
---------------------

The Partnership's net income for the first six months of 1997 was $353,190, an increase of $818,656 over the $465,466 loss recorded by the Partnership for the first six months of 1996. For the second quarter, net income improved $807,068 to $510,271. Most of the improvement in net income for both the quarter and year-to-date figures was the result of a $417,024 gain on involuntary conversion recognized during the second quarter of 1997.

Revenue:

Rental revenue increased $8,747 or .1% for the second quarter of 1997 as compared to the second quarter of 1996. However, 1996 rental revenue includes rental revenue from Westridge Apartments. The Partnership sold Westridge Apartments on July 30, 1996. After excluding the rental revenues from Westridge Apartments from the 1996 figures, rental revenue at the remainder of the Partnership's properties increased $350,505 or 3.7% for the first six months of 1997 as compared to the same period of 1996.

Rental revenues increased at eleven of the Partnership's thirteen properties. The properties reporting the largest increases in rental revenue, Cherry Hills Apartments, Meridian West Apartments, Sheraton Hills Apartments and Westgate Apartments, achieved increases ranging from 6% to 10% primarily by improving their occupancy rates. Two properties, Lantern Tree Apartments and Rolling Hills Apartments, reported unchanged rental revenue. Increased rental rates at these two properties was offset by decreased occupancy rates. The remainder of the Partnership's properties reported small increases in rental revenue due to increased rental rates that were partially offset by decreased occupancy rates. None of the partnership's properties reported decreases in rental revenue.

Interest income increased $22,309 or 32.4% for the first six months of 1997 as compared to the same period of 1996. Interest income for 1997 includes $15,500 of interest on the $1,550,000 Westridge mortgage note obtained in connection with the sale of Westridge Apartments. The Westridge mortgage note was collected in full on February 5, 1997. No comparable interest was earned by the Partnership for the same period during 1996.

Expenses:

Partnership expenses decreased $377,985 or 7.2% for the first six months of 1997 as compared to the same period of 1996. However, the 1996 figures include expenses related to Westridge Apartments as well as a $220,157 loss on impairment of value related to Westridge Apartments. Excluding expenses related to Westridge Apartments, Partnership expenses increased $168,125 or 1.7% for the first six months of 1997 as compared to the same period of 1996. The Partnership incurred increased repair and maintenance and general and administrative expenses that were generally offset by decreased other property operating expenses and general and administrative expenses paid to affiliates

Excluding the effects of the sale of Westridge, repair and maintenance expense increased $178,540 or 15% for the six months ended June 30, 1997 as compared to the same period of 1996. The increase is attributable to the replacement of carpeting and appliances, which met the Partnership's criteria for capitalization based on the magnitude of replacements in 1996, but were expensed in 1997.

General and administrative expenses increased 14.3% for the six months ended June 30, 1997 as compared to the same period of 1996. Charges for investor services, beginning in 1997, are provided by a third party vendor instead of by affiliates of the General Partner. This change accounts for both the increase in general and administrative expenses and also for a portion of the 25% decrease in general and administrative expenses paid to affiliates. In addition to the change in investor service expenses, the Partnership incurred decreased charges for other services provided by affiliates of the General Partner.

Other property operating expenses, excluding expenses related to Westridge Apartments, decreased 75,448 or 13.1% for the first six months of 1997 as compared to the same period of 1996. Improved collection procedures reduced the level of bad debt expenses at the Partnership's properties. Also, marketing expenses and costs for office supplies were reduced.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership reported net income of $510,271 for the second quarter of 1997, an improvement over the $296,797 loss reported by the Partnership for the second quarter of 1996. Year to date, net income has increased to $353,190 from a loss of $465,466 for the first six months of 1996. Cash provided by operating activities increased 13.6% to $1,949,827. Decreased cash paid to suppliers, partially offset by increased property taxes paid and escrowed, accounted for most of the increase in cash provided by operating activities.

Although the Partnership continues to invest significant resources into capital improvements at its properties, the scope of such investments decreased beginning in 1996. The Partnership has, on average, expended approximately $3 million annually for capital improvements over the last few years. The budgeted capital improvements for 1997 total only $1.7 million. For the first six months of 1997, the Partnership has expended $891,126 for capital improvements.

The Partnership paid $630,662 of Management Incentive Distributions ("MID") to the General Partner for the first six months of 1997. The Partnership accrued MID of $547,307 for the first six months of 1997. The Partnership paid MID accrued but unpaid from 1996 as well as MID from 1997. Principal payments on the Partnership's mortgage notes account for the balance of the Partnership's financing activities. Such payments will increase modestly from year to year as the Partnership continues to pay down its mortgage notes.

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

At June 30, 1997, the Partnership held $2,287,850 of cash and cash equivalents, down $713,671 from the balance at the beginning of 1997. The General Partner anticipates that cash generated from operations for the remainder of 1997 will be sufficient to fund the Partnership's budgeted capital improvements and to repay the current portion of the Partnership's mortgage notes. The General
Partner considers the Partnership's cash reserves adequate for anticipated operations for the remainder of 1997.

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

The Partnership has determined to begin an orderly liquidation of all the Partnership's assets. Although there can be no assurance as to the timing of any liquidation, it is anticipated that such liquidation would result in distributions to the limited partners of the cash proceeds from the sale of the Partnership's properties, subject to cash reserve requirements, as they are sold with the last property disposition before December 2001, followed by a dissolution of the Partnership. On August 1, 1997, the Partnership placed Sheraton Hills Apartments on the market for sale.

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the six month periods ended June 30, 1997 and 1996, the General Partner received allocations of net income of $524,155, and $781,074 respectively. The limited partners received allocations of net loss of $170,965 and $1,246,540 for the six month periods ended June 30, 1997 and 1996, respectively.

On February 28, 1997, the Partnership paid its first distribution to the limited partners since 1986. The $2,250,000 distribution was in large measure funded by proceeds from the 1996 sale of Westridge Apartments. For the foreseeable future, distributions to limited partners will likely be limited to proceeds from the sale of Partnership properties and cash reserves. The Partnership will distribute $500,000 to the limited partners in September 1997. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support additional distributions to the limited partners. Currently, one Partnership property, Sheraton Hills Apartments, is being marketed for sale. However, there can be no assurance regarding either the timing of any sale of Sheraton Hills Apartments or whether such a sale would generate funds in excess of the balance of the Sheraton Hills mortgage note that would be available for distribution to the limited partners.

During the second quarter, the Partnership recorded MID of $546,307. MID payments totaling $630,662 were paid to the General Partner during the second quarter. MID payments to the General Partner are expected to continue in 1997. To the extent that cash flow from operations is not sufficient to fund payments of MID along with other Partnership obligations, the Partnership will use its cash reserves to make such payments.

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

        27.                Financial   Data   Schedule   for   the quarter ended
                           June 30, 1997.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                        McNEIL REAL ESTATE FUND IX, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                             McNEIL REAL ESTATE FUND IX, Ltd.

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner





August 13, 1997                   By: /s/  Ron K. Taylor
---------------                       ------------------------------------------
Date                                  Ron K. Taylor
                                      President and Director of McNeil
                                       Investors, Inc.
                                      (Principal Financial Officer)





August 13, 1997                   By: /s/  Brandon K. Flaming
---------------                       ------------------------------------------
Date                                  Brandon K. Flaming
                                      Vice President of McNeil Investors, Inc.
                                      (Principal Accounting Officer)