Form 10-Q
period 1997-09-30
MCNEIL REAL ESTATE FUND IX LTD
filed 1997-11-13
CIK 276326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period ended       September 30, 1997
                          ------------------------------------------------------


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

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                        September 30,        December 31,
                                                                            1997                 1996
                                                                       ----------------    ----------------
ASSETS
------

Real estate investments:
   Land.....................................................           $     6,074,303     $     6,370,834
   Buildings and improvements...............................                76,088,948          81,666,317
                                                                        --------------      --------------
                                                                            82,163,251          88,037,151
   Less:  Accumulated depreciation..........................               (48,673,308)        (49,728,546)
                                                                        --------------      --------------
                                                                            33,489,943          38,308,605

Asset held for sale                                                          2,936,204                   -

Cash and cash equivalents...................................                 2,593,684           3,001,521
Cash segregated for security deposits.......................                   603,747             571,749
Accounts receivable.........................................                    51,291              59,871
Insurance proceeds receivable...............................                    70,211             562,560
Prepaid expenses and other assets...........................                   133,760             214,497
Escrow deposits.............................................                 1,650,767           1,401,648
Mortgage note receivable....................................                         -           1,550,000
Deferred borrowing costs, net of accumulated
   amortization of $1,067,926 and $895,853 at
   September 30, 1997 and December 31, 1996,
   respectively.............................................                 1,807,585           1,979,658
                                                                        --------------      --------------

                                                                       $    43,337,192     $    47,650,109
                                                                        ==============      ==============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................           $    49,963,591     $    50,600,006
Accrued interest............................................                   363,140             368,556
Accrued property taxes......................................                 1,114,032             928,103
Other accrued expenses......................................                   218,311             271,227
Payable to affiliates - General Partner.....................                   147,003             279,716
Deferred gain on involuntary conversion.....................                    57,352             474,376
Security deposits and deferred rental revenue...............                   606,275             556,428
                                                                        --------------      --------------
                                                                            52,469,704          53,478,412
                                                                        --------------      --------------
Partners' deficit:
   Limited partners - 110,200 limited partnership units
     authorized;  110,170 limited partnership units
     outstanding............................................                (6,266,192)         (3,029,682)
   General Partner..........................................                (2,866,320)         (2,798,621)
                                                                        --------------      --------------
                                                                            (9,132,512)         (5,828,303)
                                                                        --------------      --------------

                                                                       $    43,337,192     $    47,650,109
                                                                        ==============      ==============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                           Three Months Ended                      Nine Months Ended
                                                September 30,                         September 30,
                                      ---------------------------------    ---------------------------------
                                          1997               1996               1997                1996
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $    5,036,799     $    4,954,103    $   14,871,476     $   14,780,033
   Interest on mortgage
     note receivable.............                  -             26,264            15,500             26,264
   Other interest................             44,424             55,068           120,143            123,978
   Gain on involuntary
     conversion..................                  -                  -           417,024                  -
                                       -------------      -------------     -------------      -------------
     Total revenue...............          5,081,223          5,035,435        15,424,143         14,930,275
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................          1,184,804          1,198,085         3,573,365          3,612,711
   Depreciation..................          1,075,547          1,036,344         3,205,677          3,147,117
   Property taxes................            362,454            373,574         1,078,211          1,139,074
   Personnel expense.............            677,780            652,542         1,901,753          1,902,232
   Repair and maintenance........            782,963            639,013         2,147,511          1,877,673
   Property management
     fees - affiliates...........            249,934            246,027           740,691            733,862
   Utilities.....................            385,963            377,055         1,244,277          1,266,188
   Other property operating
     expenses....................            306,895            280,150           806,324            882,770
   General and administrative....             42,451             75,952           134,084            156,131
   General and administrative -
     affiliates..................            108,609            120,293           335,237            421,426
   Loss on sale of real estate...                  -                  -                 -            220,157
                                       -------------      -------------     -------------      -------------
     Total expenses..............          5,177,400          4,999,035        15,167,130         15,359,341
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $      (96,177)    $       36,400    $      257,013     $     (429,066)
                                       =============      =============     =============      =============

Net loss allocated to
   limited partners..............     $     (315,553)    $     (183,014)   $     (486,518)    $   (1,429,554)
Net income allocated to
   General Partner...............            219,376            219,414           743,531          1,000,488
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $      (96,177)    $       36,400    $      257,013     $     (429,066)
                                       =============      =============     =============      =============

Net loss per limited
   partnership unit..............     $        (2.87)    $        (1.67)   $        (4.42)    $       (12.98)
                                       =============      =============     =============      =============

Distributions per limited
   partnership unit..............     $         4.54     $            -    $        24.96     $            -
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

                        McNEIL REAL ESTATE FUND IX, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

              For the Nine Months Ended September 30, 1997 and 1996


                                                                                                      Total
                                                    General                 Limited                 Partners'
                                                    Partner                 Partners                 Deficit
                                                 --------------          ---------------       ---------------
Balance at December 31, 1995..............       $   (2,826,757)         $   (1,574,003)       $   (4,400,760)

Net income (loss).........................            1,000,488              (1,429,554)             (429,066)

Management Incentive Distribution.........             (828,489)                      -              (828,489)
                                                  -------------           -------------         -------------

Balance at September 30, 1996.............       $   (2,654,758)         $   (3,003,557)       $   (5,658,315)
                                                  =============           =============         =============


Balance at December 31, 1996..............       $   (2,798,621)         $   (3,029,682)       $   (5,828,303)

Net income (loss).........................              743,531                (486,518)              257,013

Management Incentive Distribution.........             (811,230)                      -              (811,230)

Distributions to limited partners.........                    -              (2,749,992)           (2,749,992)
                                                  -------------           -------------         -------------

Balance at September 30, 1997.............       $   (2,866,320)         $   (6,266,192)       $   (9,132,512)
                                                  =============           =============         =============






The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                      Increase in Cash and Cash Equivalents

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                       ------------------------------------
                                                                            1997                 1996
                                                                       ----------------    ----------------
Cash flows from operating activities:
   Cash received from tenants...............................           $    14,898,716     $    14,807,554
   Cash paid to suppliers...................................                (6,250,288)         (6,427,926)
   Cash paid to affiliates..................................                (1,116,056)         (1,173,619)
   Interest received........................................                   135,643             150,242
   Interest paid............................................                (3,372,995)         (3,424,660)
   Property taxes paid and escrowed.........................                (1,100,250)         (1,153,450)
                                                                        --------------      --------------
Net cash provided by operating activities...................                 3,194,770           2,778,141
                                                                        --------------      --------------

Cash flows from investing activities:
   Additions to real estate investments.....................                (1,323,219)         (1,761,948)
   Proceeds from sale of real estate........................                         -           2,042,384
   Proceeds from sale of real estate invested
     in mortgage note receivable............................                         -          (1,550,000)
   Proceeds from mortgage note receivable...................                 1,550,000                   -
   Insurance proceeds for fire damage.......................                   494,547                   -
                                                                        --------------      --------------
Net cash provided by (used in) investing
   activities...............................................                   721,328          (1,269,564)
                                                                        --------------      --------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable................................................                  (670,128)           (615,734)
   Management Incentive Distribution........................                  (903,815)         (1,157,844)
   Distributions to limited partners........................                (2,749,992)                  -
                                                                        --------------      --------------
Net cash used in financing activities.......................                (4,323,935)         (1,773,578)
                                                                        --------------      --------------

Decrease in cash and cash equivalents.......................                  (407,837)           (265,001)

Cash and cash equivalents at beginning of
   period...................................................                 3,001,521           3,059,582
                                                                        --------------      --------------

Cash and cash equivalents at end of period..................           $     2,593,684     $     2,794,581
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

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                       ------------------------------------
                                                                            1997                 1996
                                                                       ---------------     ----------------
Net income (loss)...........................................           $       257,013     $      (429,066)
                                                                        --------------      --------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation.............................................                 3,205,677           3,147,117
   Amortization of deferred borrowing costs.................                   172,073             160,722
   Amortization of mortgage discounts.......................                    33,713              31,806
   Gain on involuntary conversion...........................                  (417,024)                  -
   Loss on sale of real estate..............................                         -             220,157
   Changes in assets and liabilities:
     Cash segregated for security deposits..................                   (31,998)            (30,088)
     Accounts receivable....................................                     8,580              50,995
     Insurance proceeds receivable..........................                    (2,198)                  -
     Prepaid expenses and other assets......................                    80,737               1,240
     Escrow deposits........................................                  (249,119)            (96,204)
     Accounts payable.......................................                         -            (251,744)
     Accrued interest.......................................                    (5,416)             (4,477)
     Accrued property taxes.................................                   185,929              57,474
     Other accrued expenses.................................                   (52,916)            (98,086)
     Payable to affiliates - General Partner................                   (40,128)            (18,331)
     Security deposits and deferred rental
       revenue..............................................                    49,847              36,626
                                                                        --------------      --------------
       Total adjustments....................................                 2,937,757           3,207,207
                                                                        --------------      --------------

Net cash provided by operating activities...................           $     3,194,770     $     2,778,141
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

                               September 30, 1997

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                          Nine Months Ended
                                                              September 30,
                                                       -------------------------
                                                          1997          1996
                                                       -----------   -----------

Property management fees - affiliates...........       $   740,691   $   733,862
Charged to general and administrative -
   affiliates:
   Partnership administration...................           335,237       421,426
                                                        ----------     ---------

                                                       $ 1,075,928   $ 1,155,288
                                                        ==========    ==========

Charged to General Partner's deficit:
   Management Incentive Distribution............       $   811,230   $   828,489
                                                        ==========    ==========

NOTE 4.
-------

On April 24, 1996, a fire destroyed or damaged 12 units at Sheraton Hills Apartments. The cost to repair the fire damage was $562,560. Insurance proceeds will reimburse the Partnership for all costs incurred as a result of the fire. As a result of the fire damage and the expected insurance reimbursements, the Partnership recorded a $474,376 deferred gain on involuntary conversion on the Partnership's December 31, 1996 balance sheet. The deferred gain on involuntary conversion equals the insurance proceeds receivable less the adjusted basis of the property destroyed or damaged by the fire. The gain on involuntary conversion is deferred pending receipt of the insurance proceeds. As insurance proceeds are received, the Partnership will recognize the deferred gain. In July 1997, the Partnership received $494,547 of insurance reimbursements.
Consequently, $417,024 of the deferred gain was recognized for the quarter ending September 30, 1997 in the accompanying financial statements. The remaining $57,352 of deferred gain will be recognized when the remainder of the insurance proceeds are received.

Reconstruction of the destroyed or damaged units was completed during the third quarter of 1996.

NOTE 5.
-------

On August 1, 1997, the Partnership placed Sheraton Hills Apartments on the market for sale. In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership will cease recording depreciation charges on Sheraton Hills Apartments effective August 1, 1997.

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

Cash proceeds from the sale, as well as the loss on sale of Westridge Apartments are detailed below.

                                                   Loss on Sale   Cash Proceeds
                                                   ------------   -------------

       Cash sales price......................      $ 2,110,500    $  2,110,500
       Selling costs.........................          (68,116)        (68,116)
       Basis of real estate sold.............       (2,262,541)
                                                    ----------

       Loss on sale of real estate...........      $  (220,157)
                                                    ==========

       Net cash proceeds received in 1996....                         (492,384)
                                                                    ----------

       Net cash proceeds received in 1997....                      $ 1,550,000
                                                                    ==========


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------   -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At September 30, 1997, the Partnership owned 13 apartment properties. All of the Partnership's properties are subject to mortgage notes. On July 30, 1996, the Partnership sold Westridge Apartments.

In February 1997, the Partnership paid a $2,250,000 distribution ($20.42 per limited partnership unit) to the limited partners. The distribution was funded by cash proceeds from the sale of Westridge Apartments, collection of the $1,550,000 mortgage note obtained by the Partnership in connection with the sale of Westridge Apartments, and from cash reserves of the Partnership. The Partnership paid an additional distribution ($4.54 per limited partnership unit) to the limited partners in September 1997. The September distribution was funded with cash reserves of the Partnership.

RESULTS OF OPERATIONS
---------------------

The Partnership's net income for the first nine months of 1997 was $257,013, an increase of $686,079 over the $429,066 loss recorded by the Partnership for the first nine months of 1996. For the third quarter, the partnership recorded a loss of $96,177, down $132,577 from the third quarter of 1996. Two non-recurring items affect the comparison between 1997 and 1996. The Partnership recorded a $417,024 gain on involuntary conversion in 1997, and recorded a $220,157 loss on sale of real estate in 1996. Excluding these two items, the Partnership's loss for 1997 was cut from $208,909 in 1996 to $160,011 in 1997.

Revenue:

Rental revenue increased $82,696 or 1.7% and $91,443 or .6% for the quarter and nine months ended September 30, 1997 as compared to the same periods of 1996. However, 1996 rental revenue includes rental revenue from Westridge Apartments. The Partnership sold Westridge Apartments on July 30, 1996. After excluding the rental revenues from Westridge Apartments from the 1996 figures, rental revenue at the remainder of the Partnership's properties increased $489,989 or 3.4% for the first nine months of 1997 as compared to the same period of 1996.

Rental revenues increased at eleven of the Partnership's thirteen properties. The properties reporting the largest increases in rental revenue, on a percentage basis, were Cherry Hills Apartments, Meridian West Apartments,
Sheraton Hills Apartments and Westgate Apartments. These properties achieved increased rental revenue ranging from 5% to 9% primarily by improving their occupancy rates. Two of the Partnership's properties, Forest Park Village Apartments and Williamsburg Apartments, reported unchanged rental revenue. The remainder of the Partnership's properties reported small increases in rental revenue due to increased rental rates that were partially offset by decreased occupancy rates. None of the partnership's properties reported decreases in rental revenue.

Interest income decreased $14,599 or 9.7% for the first nine months of 1997 as compared to the same period of 1996. Interest income includes $15,500 and $26,264, for the first nine months of 1997 and 1996 respectively, of interest income on the $1,550,000 Westridge mortgage note obtained in connection with the sale of Westridge Apartments. The Westridge mortgage note was collected in full on February 5, 1997.

Expenses:

Partnership expenses decreased $192,211 or 1.3% for the first nine months of 1997 as compared to the same period of 1996. However, the 1996 figures include expenses related to Westridge Apartments as well as a $220,157 loss on sale of real estate related to Westridge Apartments. Excluding the expenses related to Westridge Apartments, expenses increased $205,022 or 1.4% for the first nine months of 1997 as compared to the same period of 1996. The Partnership incurred increased repair and maintenance expenses and decreases in general and administrative expenses and general and administrative expenses paid to affiliates.

Excluding the effects of the sale of Westridge, repair and maintenance expense increased $348,370 or 19.4% for the nine months ended September 30, 1997 as compared to the same period of 1996. The increase is attributable to the replacement of carpeting and appliances, which met the Partnership's criteria for capitalization based on the magnitude of replacements in 1996, but were expensed in 1997.

General and administrative expenses decreased 14.1% for the nine months ended September 30, 1997 as compared to the same period of 1996. Expenses incurred to evaluate and disseminate information regarding an unsolicited tender offer decreased $40,929 in 1997. The decrease was offset by charges for investor services which, beginning in 1997, are provided by a third party vendor instead of by affiliates of the General Partner.

General and administrative expenses paid to affiliates decreased 20.45% for the nine months ended September 30, 1997 as compared to the same period of 1996. The decrease is due to the change in investor relation charges discussed in the previous paragraph, as well as reduced charges from affiliates of the General Partner due to the sale of Westridge Apartments.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operating activities increased $416,629 or 15% for the first nine months of 1997 as compared to the same period of 1996. Increased cash received from tenants and decreases in cash paid to suppliers accounted for most of the increase in cash provided by operating activities.

Although the Partnership continues to invest significant resources into capital improvements at its properties, the scope of such investments decreased beginning in 1996. The Partnership had, on average, expended approximately $3 million annually for capital improvements prior to 1996. The Partnership has expended $1,323,219 for capital improvements so far in 1997, a 25% decrease from amounts invested in 1996. The budgeted capital improvements for 1997 total $1.7 million. The General Partner believes these capital improvements are necessary to allow the Partnership to increase its rental revenues in the competitive markets in which the Partnership's properties operate. These expenditures also allow the Partnership to reduce future repair and maintenance expenses from amounts that would otherwise be incurred.

Cash flow from operations, as well as proceeds from the sale of Westridge Apartments in 1996, were used to pay approximately $2.75 million of distributions to the limited partners during the first nine months of 1997. The Partnership also paid $903,815 of Management Incentive Distributions to the General Partner.

Short-term liquidity:

At September 30, 1997, the Partnership held $2,593,684 of cash and cash equivalents, down $407,837 from the balance at the beginning of 1997. The General Partner anticipates that cash generated from operations for the remainder of 1997 will be sufficient to fund the Partnership's budgeted capital improvements and to repay the current portion of the Partnership's mortgage notes. The General Partner considers the Partnership's cash reserves adequate for anticipated operations for the remainder of 1997.

The Forest Park Village mortgage note matures in January 1998. The General Partner intends to refinance the Forest Park Village mortgage note. Although the General Partner does not anticipate unusual difficulties in refinancing the Forest Park Village mortgage note, such refinancing is not assured, and the Partnership's investment in Forest Park Village Apartments could be at risk if suitable financing is not obtained before the maturity date.

The Sheraton Hills mortgage note matures in October 1998. The General Partner intends to resolve the Sheraton Hills mortgage maturity by selling Sheraton Hills Apartments. The General Partner placed Sheraton Hills Apartments on the market for sale on August 1, 1997. Initial responses to the Partnership's marketing efforts would seem to indicate that the Partnership will be able to sell Sheraton Hills Apartments for an amount sufficient to retire the Sheraton Hills mortgage note and to provide additional cash reserves for the Partnership. However, the sale of Sheraton Hills Apartments is not assured, and if the Partnership is unable to sell or otherwise refinance the Sheraton Hills mortgage note, the Partnership's investment in Sheraton Hills Apartments could be at risk.

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

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the nine month periods ended September 30, 1997 and 1996, the General Partner received allocations of net income of $743,531, and $1,000,488 respectively. The limited partners received allocations of net loss of $486,518 and $1,429,554 for the nine month periods ended September 30, 1997 and 1996, respectively.

On February 28, 1997, the Partnership paid its first distribution to the limited partners since 1986. The $2,250,000 distribution was in large measure funded by proceeds from the 1996 sale of Westridge Apartments. On September 16, 1997, the Partnership distributed an additional $500,000. For the foreseeable future, distributions to limited partners will likely be limited to proceeds from the sale of Partnership properties and cash reserves. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support additional distributions to the limited partners. Currently, one Partnership property, Sheraton Hills Apartments, is being marketed for sale. However, there can be no assurance regarding either the timing of any sale of Sheraton Hills Apartments or whether such a sale would generate funds in excess of the balance of the Sheraton Hills mortgage note that would be available for distribution to the limited partners.

During the third quarter, the Partnership recorded MID of $811,230. MID payments totaling $903,815 were paid to the General Partner during the third quarter. MID payments to the General Partner are expected to continue in 1997. To the extent that cash flow from operations is not sufficient to fund payments of MID along with other Partnership obligations, the Partnership will use its cash reserves to make such payments.


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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants intend to file a demurrer to the second consolidated and amended complaint on or before December 1, 1997.

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

        27.                Financial   Data   Schedule   for   the quarter ended
                           September 30, 1997.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                        McNEIL REAL ESTATE FUND IX, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                             McNEIL REAL ESTATE FUND IX, Ltd.

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner





November 13, 1997                 By:  /s/  Ron K. Taylor
-----------------                    -------------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                        Investors, Inc.
                                       (Principal Financial Officer)





November 13, 1997                 By:  /s/  Brandon K. Flaming
-----------------                    -------------------------------------------
Date                                   Brandon K. Flaming
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)