Form 10-K405
period 1997-12-31
MCNEIL REAL ESTATE FUND IX LTD
filed 1998-03-31
CIK 276326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended               December 31, 1997

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

             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
            (Address of principal executive offices)          (Zip code)

Registrant's telephone number, including area code     (972)  448-5800
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:      None
----------------------------------------------------------  --------------------

Securities registered pursuant to Section 12(g) of the Act:  Limited partnership units
----------------------------------------------------------  --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---  ---

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

On January 10, 1979, a Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $55,000,000 of limited partnership units ("Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on September 7, 1979, with 110,000 Units sold at $500 each, or gross proceeds of $55,000,000 to the Partnership. In addition, the original general partners purchased an additional 200 Units for $100,000. In 1993, 30 Units were relinquished leaving 110,170 Units outstanding at December 31, 1997.

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

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential real estate and other real estate related assets. At December 31, 1997, the Partnership owned thirteen income-producing properties as described in Item 2 - Properties.

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

Business Plan:

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

The Partnership placed Sheraton Hills Apartments on the market for sale effective August 1, 1997.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1997. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

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

In August 1995, High River Limited Partnership, a Delaware limited partnership controlled by Carl C. Icahn ("High River") made an unsolicited tender offer to purchase from holders of Units up to approximately 45% of the outstanding Units of the Partnership for a purchase price of $143 per Unit. In September 1996, High River made another unsolicited tender offer to purchase any and all of the outstanding Units of the Partnership for a purchase price of $180 per Unit. In addition, High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the tender offers made with respect to the Partnership and not tender their Units. The General Partner believes that as of January 31, 1998, High River has purchased approximately 14.2% of the outstanding Units pursuant to the tender offers. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the tender offers have been dismissed without prejudice.

Management has begun to review its information technology infrastructure to identify any systems that could be affected by the year 2000 problem. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations. The information systems used by the Partnership for financial reporting and significant accounting functions were made year 2000 compliant during recent systems conversions. The Partnership is in the process of evaluating the computer systems at the various properties. The Partnership also intends to communicate with suppliers, financial institutions and others to coordinate year 2000 issues. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations.

ITEM 2.  PROPERTIES
-------  ----------

The table on the following page sets forth the real estate investment portfolio of the Partnership at December 31, 1997. The buildings and the land on which they are located are owned by the Partnership in fee, subject in each case to a first lien deed of trust as set forth more fully in Item 8 - Note 5 - "Mortgage Notes Payable." See also Item 8 - Note 4 - "Real Estate Investments" and
Schedule III - "Real Estate Investments and Accumulated Depreciation." In the opinion of management, the properties are adequately covered by insurance.


                                             Net Basis                              1997               Date
Property              Description           of Property          Debt            Property Tax       Acquired
--------              ------------         ---------------    -------------      ------------       ---------

Real Estate Investments:
Berkley Hills (1)     Apartments
Madison, TN           251 units            $     2,179,776    $   3,196,776       $   79,301           6/79

Cherry Hills (2)      Apartments
Wichita, KS           348 units                  4,145,555        4,476,064           83,675           6/80

Forest Park
  Village (3)         Apartments
Columbus, OH          376 units                  3,658,767        5,861,401          192,447           12/79

Heather Square        Apartments
Dallas, TX            288 units                  3,796,935        3,146,577          185,611           10/79

Lantern Tree (4)      Apartments
Omaha, NE             110 units                  1,364,137        2,322,124           63,017           7/79

Meridian West (5)     Apartments
Puyallup, WA          181 units                  2,171,233        3,238,834           81,018           1/80

Pennbrook (6)         Apartments
Dallas, TX            216 units                  3,046,493        3,131,813          153,697           1/80

Rockborough (7)       Apartments
Addison, TX           136 units                  2,070,859        2,137,093           80,568           1/80

Rolling Hills (8)     Apartments
Louisville, KY        400 units                  3,504,523        6,584,044           78,878           9/79


                                             Net Basis                              1997               Date
Property              Description           of Property           Debt          Property Tax        Acquired
--------              -----------          ---------------    -------------    -------------        ---------
Ruskin Place (9)      Apartments
Lincoln, NE           270 units            $     2,708,734    $   4,504,429    $     182,382           12/79

Westgate (10)         Apartments
Lansing, MI           264 units                  2,584,006        5,767,941          133,770           12/79

Williamsburg (11)     Apartments
Shreveport, LA        194 units                  2,188,418        2,630,548           76,802           12/79
                                            --------------     ------------     ------------

                                           $    33,419,436    $  46,997,644    $   1,391,166
                                            ==============     ============     ============

Asset Held for Sale:

Sheraton Hills        Apartments
Nashville, TN         272 units            $     3,009,553    $   2,747,663    $      98,043       6/79
                                            ==============     ============     ============

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

(11) Williamsburg Apartments is owned by Williamsburg Fund IX Limited Partnership which is wholly-owned by the Partnership.

The following table sets forth the properties' occupancy rate and rent per square foot for each of the last five years:

                                        1997           1996            1995           1994           1993
                                    -------------  -------------  --------------  -------------  --------
Real Estate Investments:

Berkley Hills
   Occupancy Rate............             94%            93%            98%            98%             98%
   Rent Per Square Foot......           $6.10          $5.94          $5.69          $5.35           $4.87

Cherry Hills
   Occupancy Rate............             98%            95%            89%            89%             81%
   Rent Per Square Foot......           $6.50          $6.21          $5.75          $5.80           $5.05

Forest Park Village
   Occupancy Rate............             90%            90%            85%            92%             91%
   Rent Per Square Foot......           $6.26          $6.24          $5.80          $5.57           $5.51

Heather Square
   Occupancy Rate............             98%            97%            99%            99%             97%
   Rent Per Square Foot......           $7.94          $7.60          $7.00          $6.61           $6.20

Lantern Tree
   Occupancy Rate............             91%            89%            99%            99%             96%
   Rent Per Square Foot......           $7.79          $7.61          $7.58          $7.07           $6.83

Meridian West
   Occupancy Rate............             93%            95%            93%            90%             92%
   Rent Per Square Foot......           $7.75          $7.39          $7.18          $6.99           $7.35

Pennbrook
   Occupancy Rate............             96%            97%            98%            94%             97%
   Rent Per Square Foot......           $8.43          $8.12          $7.62          $7.23           $7.03

Rockborough
   Occupancy Rate............             96%            99%            97%            99%             96%
   Rent Per Square Foot......           $8.42          $8.25          $7.80          $7.40           $7.00

Rolling Hills
   Occupancy Rate............             97%            95%            94%            97%             90%
   Rent Per Square Foot......           $4.92          $4.81          $4.66          $4.33           $3.95


                                       1997           1996            1995           1994           1993
                                    -------------  -------------  --------------  -------------  --------
Ruskin Place
   Occupancy Rate............             99%            94%            97%            96%             97%
   Rent Per Square Foot......           $7.20          $7.08          $6.78          $6.47           $6.26

Westgate
   Occupancy Rate............             92%            87%            86%            92%             94%
   Rent Per Square Foot......           $6.83          $6.52          $6.66          $6.51           $6.15

Williamsburg
   Occupancy Rate............             93%            92%            95%            99%             97%
   Rent Per Square Foot......           $6.41          $6.39          $6.22          $5.86           $5.41

Asset Held for Sale:

Sheraton Hills
   Occupancy Rate............             96%            90%            98%            97%             98%
   Rent Per Square Foot......           $6.26          $5.72          $5.53          $5.14           $4.85

Occupancy rate represents all units leased divided by the total number of units of the property as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property divided by the leasable square footage of the property.

Competitive Conditions
----------------------

Real Estate Investments:

Berkley Hills Apartments
------------------------

A strong local economy has benefited Berkley Hills Apartments. Occupancy rates are comparable with the property's competitors. Capital improvements at Berkley Hills have allowed the property to remain competitive with nearby apartment communities. The strong local economy, and the high occupancy rates are prompting new construction in the area; but to date, the new construction has not been located near Berkley Hills, and has been targeted to upscale single residents while Berkley Hills targets middle class families and singles.

Cherry Hills Apartments
-----------------------

Cherry Hills Apartments is one of Wichita's finer apartment communities in terms of interior and exterior appearance. The well-maintained property's occupancy rate is several points above the average occupancy rate of its competitors. Rental rates, also, have typically been higher than the rates charged by the property's competitors. The Wichita unemployment rate is at a record low level, and all major employers are thriving, providing a good economic setting for the property.

Forest Park Village Apartments
------------------------------

Forest Park Village Apartments is currently in the midst of a five-year capital improvement program. Exterior renovations are largely complete, and interior upgrades are in process. The capital program is needed to allow the property to compete with numerous other apartment communities in the Northeast Columbus submarket. Forest Park Village represents a common property in the submarket, with no distinguishing characteristics other than basements in all its units. The submarket is very competitive, and many of the competing properties have been renovated in the past few years.

Heather Square Apartments
-------------------------

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

Lantern Tree Apartments
-----------------------

Occupancy rates at Lantern Tree Apartments stabilized in 1997 after decreasing in 1996. A new business park development is being constructed just a few blocks from the property. Completion of the project toward the end of 1998 is expected to improve Lantern Tree's occupancy rate. Lantern Tree compares well with its competition due to spacious and attractive floor plans. Lantern Tree's occupancy rate usually exceeds its competition's occupancy rate. The property appeals to single, upper-middle class residents. The principal competitive disadvantage of the property is its location which is set back from the main thoroughfare reducing its drive-by visibility.

Meridian West Apartments
------------------------

The economy in Meridian West Apartments' submarket continues to improve, leading to improved operating results at the property. Vacancy losses decreased in 1997. The property implemented its first rate increase in several years in late 1997. The improved cash flow is being reinvested in the property to improve the competitiveness of the property. Meridian West competes primarily with better quality apartment communities, and thus the Partnership generally expects rental and occupancy rates lower than local market rates.

Pennbrook Apartments
--------------------

The 96% occupancy rate at Pennbrook Apartments exceeds the 94% average of the Dallas submarket where the property is located. Extensive capital improvements during 1991-1993 have positioned the property to compete effectively for the middle-class, single residents that dominate its resident profile. The Dallas market is expected to remain strong. For the past two years, new apartment construction has roughly equaled the number of apartment units absorbed by the market. New construction is expected to modestly exceed absorption in 1998, resulting in some downward pressure on rental revenue, but most of the new construction will be for newer, high-quality apartment communities, and should have little effect on Pennbrook.

Rockborough Apartments
----------------------

Rockborough Apartments boasts excellent curb appeal, which has enabled the property to maintain occupancy levels a few percentage points above the 94% average occupancy for the property's submarket. Rockborough compares well to the established apartment communities in the area. There is new construction in the area, but rental rates are substantially higher than the rates charged at Rockborough. The Dallas area economy is expected to remain strong. New construction is expected to modestly exceed absorption in 1998, resulting in some downward pressure on rental revenue. However, most of the new construction will be for high-quality apartment communities, and should have little effect on Rockborough.

Rolling Hills Apartments
------------------------

The area surrounding Rolling Hills Apartments is experiencing strong growth. Capital improvements at Rolling Hills the past three years have upgraded the property to compete more effectively with the high-quality apartment communities in the immediate area. Rolling Hills offers the largest floor plans in the area. The unit interiors are being updated to better compete with the newer properties in Rolling Hills' submarket. The property's average occupancy rate is in line with the Louisville market's 93% average, but average rental rates are lower than market rates. Rolling Hills is a good quality property competing against properties of even better quality.

Ruskin Place Apartments
-----------------------

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

Westgate Apartments
-------------------

Westgate Apartments is in need of extensive capital improvements to compete effectively with other Lansing apartment properties. The exterior and interiors of the units are dated and unattractive. Occupancy rates are averaging four percentage points below competing properties, and rental rates are averaging approximately 85% of the average rental rates charged by competing properties. Nine percent of Westgate's units are three and four bedroom floor plans, which are the only three and four bedroom units in the area. The local economy is doing very well, with unemployment at 2.6%. The property also has a good location in a desirable school district.

Williamsburg Apartments
-----------------------

Competition from new and refurbished apartment communities is putting pressure on Williamsburg Apartments' financial performance. Although the occupancy rate remains above the city-wide average, rental rate increases will be limited for the next year or two. The property is in good condition, with only minor capital improvements needed. The property offers attractive floor plans with interiors that are being upgraded with new fixtures. Nearby Barksdale Air Force Base and a growing gambling industry provide the employment base for many of the property's tenants.

Asset Held for Sale:

Sheraton Hills Apartments
-------------------------

Sheraton Hills Apartments has enjoyed an occupancy rate two to three percentage points greater than the Nashville market in general. The Nashville apartment market is overbuilt, and developers are planning new apartment projects for 1998. Although Sheraton Hills will not compete directly with the new construction, the new construction will tend to slow the increases in rental rates that older properties may expect in coming years. Sheraton Hills will continue to focus on selected capital improvements and its excellent reputation for service that has promoted decreased tenant turnover. On August 1, 1997, the Partnership placed Sheraton Hills on the market for sale.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants must move, answer or otherwise respond to the second consolidated and amended complaint by June 30, 1998.

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

         Limited partnership units                4,513 as of January 31, 1998

(C) The Partnership paid $2,749,992 of distributions to the limited partners in 1997. No such distributions were paid in 1996 or 1995. During the last week of March 1998, the Partnership distributed approximately $2,300,000 to limited partners of record as of March 1, 1998. The Partnership accrued distributions of $1,137,022 and $1,133,561 for the benefit of the General Partner for the years ended December 31, 1997 and 1996, respectively, of which $354,171 remains unpaid at December 31, 1997. These distributions relate to the MID pursuant to the Amended Partnership Agreement. See Item 8 - Note 2 - "Transactions with Affiliates." Distributions of MID are expected to be paid to the General Partner in 1998. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the likelihood that the Partnership will continue distributions to the limited partners.

ITEM 6. SELECTED FINANCIAL DATA
------- -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.

Statements of                                                Years Ended December 31,
                                    --------------------------------------------------------------------------
Operations                              1997           1996            1995           1994           1993
------------------                  -------------  -------------  --------------  -------------  -------------
Rental revenue...............       $  19,947,518  $  19,732,110  $   19,123,434  $  18,202,306  $  17,215,644
Total revenue................          20,616,269     19,964,950      19,567,182     18,642,220     17,367,511
Net income (loss) before
 extraordinary items.........             977,262       (293,982)      (328,996)      (387,787)     (1,320,829)
Extraordinary items..........                   -              -               -              -        (31,055)
Net income (loss)............             977,262       (293,982)       (328,996)      (387,787)    (1,351,884)

Net income (loss) per limited
 partnership unit:
Net income (loss) before
extraordinary items..........       $        2.46  $      (13.21)  $       (9.19)  $      (9.21)  $     (19.30)
Extraordinary items..........                   -              -               -              -           (.28)
                                     ------------   ------------    ------------    -----------    -----------
Net income (loss)............       $        2.46  $      (13.21)  $       (9.19)  $      (9.21)  $     (19.58)
                                     ============   ============    ============    ===========    ===========
Distributions per limited
 partnership unit:...........       $       24.96  $           -   $           -   $          -   $          -
                                     ============   ============    ============    ===========    ===========

                                                                   December 31,
                                    --------------------------------------------------------------------------
Balance Sheets                          1997           1996            1995            1994           1993
--------------                      -------------  -------------   -------------   ------------   ------------

Real estate investments, net...    $   33,419,436  $  38,308,605   $  42,434,162   $ 42,830,552   $ 42,133,962
Asset held for sale............         3,009,553              -               -              -              -
Total assets...................        44,051,144     47,650,109      49,970,886     51,749,891     53,376,263
Mortgage notes payable, net....        49,745,307     50,600,006      51,390,822     52,098,952     52,610,769
Partners' deficit..............        (8,738,055)    (5,828,303)     (4,400,760)    (3,001,001)    (1,640,191)

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The Partnership sold Westridge Apartments on July 30, 1996.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------   -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At the end of 1997, the Partnership owned thirteen apartment properties. All of the Partnership's properties are subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

1997 compared to 1996

Revenues:

Rental revenue increased $215,408 or 1.1% in 1997 compared to rental revenue achieved in 1996. Excluding rental revenue from Westridge Apartments, sold by the Partnership on July 30, 1996, rental revenue increased $613,921 or 3.1% in 1997 compared to 1996. Rental revenues increased at 11 of the Partnership's 13 remaining properties. Rental revenue was unchanged at Forest Park Village Apartments and Williamsburg Apartments as the increases in base rental rates were matched by comparable increases in vacancy losses. Of the Partnership's 11 other properties, 10 increased base rental rates an average of 3.5%. Meridian West Apartments did not increase base rental rates, but rental revenue improved as vacancy losses decreased by 19.1%. Improving occupancy rates also boosted rental revenue at Cherry Hills Apartments, Lantern Tree Apartments, and Westgate Apartments.

In 1997, the Partnership incurred a gain on involuntary conversion totaling $474,376 relating to a fire that destroyed twelve apartment units at Sheraton Hills Apartments. No such gains were recorded in 1996.

Expenses:

Partnership expenses decreased $619,925 or 3.1% in 1997 compared to 1996. However, after excluding both the loss on sale of Westridge Apartments and expenses associated with operations at Westridge Apartments before its sale, expenses remained virtually unchanged in 1997 compared to 1996. Decreases in general and administrative expenses and general and administrative expenses paid to affiliates were partially offset by increased property taxes.

Excluding Westridge Apartments for 1996, property taxes for 1997 increased $114,337 or 8.3% over property taxes for 1996. The increase was due to increases assessed valuation and tax rates in Dallas County, Texas, where three of the Partnership's properties are located.

General and administrative expenses decreased $172,168 or 51%. The decrease is attributable to costs relating to the evaluation and dissemination of information with regards to an unsolicited tender offer in 1996. No such costs were incurred in 1997. Decreased tender offer costs were partially offset by investor services expenses that were paid to a non-affiliate vendor beginning in 1997. Prior to 1997, investor services were provided by an affiliate of the General Partner, and the related expenses were reported with general and administrative expenses paid to affiliates.

General and administrative expenses paid to affiliates decreased $83,821 or 15.6%. Such expenses are generally charged based on the number of properties under management. The sale of Westridge Apartments during 1996, as well as decreased expenses incurred by the affiliates, both contributed to the decrease in expenses paid to affiliates. Also contributing to the decrease in general and administrative expenses paid to affiliates was the reclassification of investor services expenses to general and administrative expenses as discussed in the preceding paragraph.

Due to the sale of Westridge Apartments on July 30, 1996, the Partnership recognized a $220,157 loss on sale of real estate in 1996. No properties were disposed of during 1997.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the three year period ended December 31, 1997, the Partnership's net income totaled $354,284. During the same three year period, the Partnership generated $12,788,743 of cash flow from operating activities. Cash provided by operating activities increased $807,127 or 19.9% in 1997 compared to 1996. A 7.2% increase in property taxes paid and escrowed was more than offset by decreases in cash paid to suppliers and to affiliates as well as an increase in cash received from tenants.

The Partnership continued to invest in capital improvements at its properties during 1997. The Partnership invested $2,064,414 in capital improvements during 1997, a 13.9% decrease from the amount invested during 1996. These expenditures are necessary to allow the Partnership's aging properties to maintain their appeal to current and prospective tenants. 27% of the capital expenditures were used to repair damage caused by a fire at Sheraton Hills Apartments. The Partnership received $546,069 in insurance reimbursements to offset these costs. The Partnership has budgeted an additional $1,579,000 for capital improvements in 1998.

The Partnership received $1,550,000 and $492,384 in proceeds from the sale of Westridge Apartments in 1997 and 1996, respectively.

Short-term liquidity:

At December 31, 1997, the Partnership held cash and cash equivalents of $3,330,836, up $329,315 from the balance at the end of 1996. The general partner anticipates that cash generated from operations during 1998 will be sufficient to fund the partnership's operating expenses, budgeted capital improvements, and monthly debt service requirements. Cash reserves are adequate for anticipated operations during 1998.

Though reduced in scope from amounts incurred in previous years, the Partnership will continue to invest substantial sums in capital improvements for the Partnership's properties. The Partnership has budgeted $1,579,000 for capital improvements for 1998. The General Partner believes these capital improvements are necessary to allow the Partnership to increase its rental revenues in the competitive markets in which the Partnership's properties operate. These expenditures also allow the Partnership to reduce future repair and maintenance expenses from amounts that would otherwise be incurred.

The Forest Park Village mortgage note matured in January 1998. On March 20, 1998, the Partnership refinanced the Forest Park Village mortgage note with a new $5,925,000 mortgage note that matures on March 20, 2001. The new mortgage note bears interest at a variable rate equal to 1.75% plus the London Interbank Offered Rate. The only other mortgage note maturing in 1998 is the Sheraton Hills mortgage note, which matures in October 1998. The General Partner intends to resolve the Sheraton Hills mortgage maturity by selling Sheraton Hills Apartments. The General Partner placed Sheraton Hills Apartments on the market for sale on August 1, 1997. Initial responses to the Partnership's marketing efforts would seem to indicate that the Partnership will be able to sell Sheraton Hills Apartments for an amount sufficient to retire the Sheraton Hills mortgage note and to provide additional cash reserves for the Partnership. However, the sale of Sheraton Hills Apartments is not assured, and if the Partnership is unable to sell or otherwise refinance the Sheraton Hills mortgage note, the Partnership's investment in Sheraton Hills Apartments could be at risk.

Long-term liquidity:

For the long term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the approximately $8 million of capital improvements made by the Partnership during the past three years will yield improved cash flow from property operations in 1998. Furthermore, the General Partner has budgeted an additional $1,579,000 of capital improvements for 1998.

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

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the years ended December 31, 1997, 1996 and 1995, net income of $706,613, $1,161,697 and $684,002, respectively, was allocated to the General Partner. The limited partners received allocations of net income (loss) of $270,649, $(1,455,679) and $(1,012,998) for the years ended December 31, 1997, 1996 and 1995, respectively.

With the exception of the MID, distributions to partners had been suspended as part of the General Partner's policy of maintaining adequate cash reserves. However, on February 28, 1997, the General Partner distributed approximately $2,250,000 to the limited partners. An additional $500,000 was distributed on September 16, 1997. Approximately $2,042,000 of the distributions represents proceeds from the sale of Westridge Apartments. The Partnership plans to distribute approximately $2,300,000 to limited partners of record as of March 1, 1998. This distribution will be made from cash reserves and operations of the Partnership. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support additional distributions to the limited partners.

The Partnership paid $903,815, $1,370,360 and $879,994 of MID to the General Partner in 1997, 1996 and 1995, respectively. MID payments to the General Partner are expected to continue in 1998. To the extent that cash flow from operations is not sufficient to fund payments of MID along with other Partnership obligations, the Partnership will use its cash reserves to make such payments.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------


                                                                                                      Page
                                                                                                      Number
                                                                                                      ------
INDEX TO FINANCIAL STATEMENTS

Financial Statements:

   Report of Independent Public Accountants.......................................                       18

   Balance Sheets at December 31, 1997 and 1996...................................                       19

   Statements of Operations for each of the three years in the period
      ended December 31, 1997.....................................................                       20

   Statements of Partners' Deficit for each of the three years in the
      period ended December 31, 1997..............................................                       21

   Statements of Cash Flows for each of the three years in the
      period ended December 31, 1997..............................................                       22

   Notes to Financial Statements..................................................                       24

   Financial Statement Schedule:

      Schedule III - Real Estate Investments and Accumulated
         Depreciation.............................................................                       39




All other schedules are omitted because they are not applicable or the financial information required is included in the financial statements or the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
McNeil Real Estate Fund IX, Ltd.:


We have audited the accompanying balance sheets of McNeil Real Estate Fund IX, Ltd. (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund IX, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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


/s/  Arthur Andersen LLP


Dallas, Texas
    March 20, 1998

                        McNEIL REAL ESTATE FUND IX, LTD.

                                 BALANCE SHEETS

                                                                                  December 31,
                                                                        ----------------------------------
                                                                            1997                 1996
                                                                        --------------      --------------
ASSETS
------

Real estate investments:
   Land.....................................................            $    6,074,303      $    6,370,834
   Buildings and improvements...............................                76,812,085          81,666,317
                                                                         -------------       -------------
                                                                            82,886,388          88,037,151
   Less:  Accumulated depreciation..........................               (49,466,952)        (49,728,546)
                                                                         -------------       -------------
                                                                            33,419,436          38,308,605

Asset held for sale.........................................                 3,009,553                   -

Cash and cash equivalents...................................                 3,330,836           3,001,521
Cash segregated for security deposits.......................                   622,602             571,749
Accounts receivable.........................................                    92,135              59,871
Insurance proceeds receivable...............................                         -             562,560
Mortgage note receivable....................................                         -           1,550,000
Prepaid expenses and other assets...........................                   181,856             214,497
Escrow deposits.............................................                 1,663,701           1,401,648
Deferred borrowing costs, net of accumulated
   amortization of $1,144,486 and $895,853 at
   December 31, 1997 and 1996, respectively.................                 1,731,025           1,979,658
                                                                         -------------       -------------

                                                                        $   44,051,144      $   47,650,109
                                                                         =============       =============
LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................            $   49,745,307      $   50,600,006
Accounts payable............................................                    99,710                   -
Accrued property taxes......................................                 1,136,213             928,103
Accrued interest............................................                   361,422             368,556
Other accrued expenses......................................                   251,555             271,227
Deferred gain on involuntary conversion.....................                         -             474,376
Payable to affiliates - General Partner.....................                   591,289             279,716
Security deposits and deferred rental revenue...............                   603,703             556,428
                                                                         -------------       -------------
                                                                            52,789,199          53,478,412
                                                                         -------------       -------------
Partners' deficit:
   Limited partners - 110,200 limited partnership
     units authorized, 110,170 limited partnership
     units issued and outstanding...........................                (5,509,025)         (3,029,682)
   General Partner..........................................                (3,229,030)         (2,798,621)
                                                                         -------------       -------------
                                                                            (8,738,055)         (5,828,303)
                                                                         -------------       -------------

                                                                        $   44,051,144      $   47,650,109
                                                                         =============       =============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF OPERATIONS

                                                             For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1997               1996               1995
                                                   --------------     --------------    ---------------
Revenue:
   Rental revenue..........................        $   19,947,518     $   19,732,110    $    19,123,434
   Interest................................               194,375            232,840            246,964
   Gain on legal settlement................                     -                  -             70,817
   Gain on involuntary conversions.........               474,376                  -            125,967
                                                    -------------      -------------     --------------
     Total revenue.........................            20,616,269         19,964,950         19,567,182
                                                    -------------      -------------     --------------

Expenses:
   Interest................................             4,776,243          4,796,060          4,856,024
   Depreciation............................             3,944,030          4,173,260          3,919,845
   Property taxes..........................             1,489,209          1,392,027          1,436,453
   Personnel expenses......................             2,419,481          2,437,597          2,511,799
   Repairs and maintenance.................             2,697,986          2,621,322          2,377,270
   Property management fees -
     affiliates............................               992,361            978,168            946,627
   Utilities...............................             1,630,672          1,634,169          1,556,159
   Other property operating expenses.......             1,069,019          1,130,177          1,261,940
   General and administrative..............               166,130            338,298            296,175
   General and administrative -
     affiliates............................               453,876            537,697            733,886
   Loss on sale of real estate.............                     -            220,157                  -
                                                    -------------      -------------     --------------
     Total expenses........................            19,639,007         20,258,932         19,896,178
                                                    -------------      -------------     --------------

Net income (loss)..........................        $      977,262     $     (293,982)   $      (328,996)
                                                    =============      =============     ==============

Net income (loss) allocated to limited
   partners................................        $      270,649     $   (1,455,679)   $    (1,012,998)
Net income allocated to the
   General Partner.........................               706,613          1,161,697            684,002
                                                    -------------      -------------     --------------

Net income (loss)..........................        $      977,262     $     (293,982)   $      (328,996)
                                                    =============      =============     ==============

Net income (loss) per limited
   partnership unit........................        $         2.46     $       (13.21)   $         (9.19)
                                                    =============      =============     ==============

Distributions per limited partnership
   unit....................................        $        24.96     $            -    $             -
                                                    =============      =============     ==============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT

              For the Years Ended December 31, 1997, 1996 and 1995

                                                                                                     Total
                                                     General                 Limited               Partners'
                                                     Partner                 Partners               Deficit
                                                 ----------------        ----------------      ----------------
Balance at December 31, 1994..............       $    (2,439,996)        $      (561,005)      $    (3,001,001)

Net income (loss).........................               684,002              (1,012,998)             (328,996)

Management Incentive Distribution.........            (1,070,763)                      -            (1,070,763)
                                                  --------------          --------------        --------------

Balance at December 31, 1995..............            (2,826,757)             (1,574,003)           (4,400,760)

Net income (loss).........................             1,161,697              (1,455,679)             (293,982)

Management Incentive Distribution.........            (1,133,561)                      -            (1,133,561)
                                                  --------------          --------------        --------------

Balance at December 31, 1996..............            (2,798,621)             (3,029,682)           (5,828,303)

Net income ...............................               706,613                 270,649               977,262

Management Incentive Distribution.........            (1,137,022)                      -            (1,137,022)

Distributions to limited partners.........                     -              (2,749,992)           (2,749,992)
                                                  --------------          --------------        --------------

Balance at December 31, 1997..............       $    (3,229,030)        $    (5,509,025)      $    (8,738,055)
                                                  ==============          ==============        ==============


                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                             For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1997               1996               1995
                                                   --------------     --------------    ---------------
Cash flows from operating activities:
   Cash received from tenants..............        $   19,915,413     $   19,717,808    $    19,040,536
   Cash received from legal settlement.....                     -                  -             70,817
   Cash paid to suppliers..................            (7,954,190)        (8,488,048)        (7,922,261)
   Cash paid to affiliates.................            (1,367,871)        (1,507,719)        (1,671,044)
   Interest received.......................               194,375            232,840            246,964
   Interest paid...........................            (4,485,836)        (4,557,296)        (4,542,671)
   Property taxes paid and escrowed........            (1,446,817)        (1,349,638)        (1,336,619)
                                                    -------------      -------------     --------------
Net cash provided by operating
   activities..............................             4,855,074          4,047,947          3,885,722
                                                    -------------      -------------     --------------

Cash flows from investing activities:
   Additions to real estate
     investments...........................            (2,064,414)        (2,398,428)        (3,582,582)
   Insurance proceeds from fire and
     hail damage...........................               546,069                  -            185,094
   Proceeds from sale of real estate.......                     -          2,042,384                  -
   Mortgage note receivable................             1,550,000         (1,550,000)                 -
                                                    -------------      -------------     --------------
Net cash provided by (used in)
   investing activities....................                31,655         (1,906,044)        (3,397,488)
                                                    -------------      -------------     --------------

Cash flows from financing activities:
   Principal payments on mortgage
     notes payable.........................              (903,607)          (829,604)          (748,502)
   Management Incentive Distribution.......              (903,815)        (1,370,360)          (879,994)
   Distributions to limited partners.......            (2,749,992)                 -                  -
                                                    -------------      -------------     --------------
Net cash used in financing
   activities..............................            (4,557,414)        (2,199,964)        (1,628,496)
                                                    -------------      -------------     --------------

Net increase (decrease) in cash
   and cash equivalents....................               329,315            (58,061)        (1,140,262)

Cash and cash equivalents at
   beginning of year.......................             3,001,521          3,059,582          4,199,844
                                                    -------------      -------------     --------------

Cash and cash equivalents at end
   of year.................................        $    3,330,836     $    3,001,521    $     3,059,582
                                                    =============      =============     ==============

See discussion of noncash investing activity in Note 6 - "Sale of Real Estate."

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS

                     Reconciliation of Net Income (Loss) to
                    Net Cash Provided by Operating Activities

                                                           For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1997               1996               1995
                                                   --------------     ---------------   ---------------
Net income (loss)..........................        $      977,262     $     (293,982)   $     (328,996)
                                                    -------------      -------------     -------------

Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation............................             3,944,030          4,173,260          3,919,845
   Amortization of discounts on
     mortgage notes payable................                48,908             38,788             40,372
   Amortization of deferred borrowing
     costs.................................               248,633            206,160            201,762
   Gain on involuntary conversions.........              (474,376)                 -           (125,967)
   Loss on sale of real estate.............                     -            220,157                  -
   Changes in assets and liabilities:
     Cash segregated for security
       deposits............................               (50,853)           (37,140)           (39,808)
     Accounts receivable...................               (32,264)            54,496            (49,903)
     Insurance proceeds receivable.........                16,491                  -                  -
     Prepaid expenses and other
       assets..............................                32,641              9,462            (12,693)
     Escrow deposits.......................              (262,053)            16,741            142,995
     Accounts payable......................                99,710           (266,777)          (147,117)
     Accrued property taxes................               208,110            (34,148)            27,518
     Accrued interest......................                (7,134)            (6,184)            71,219
     Other accrued expenses................               (19,672)           (34,795)           113,070
     Payable to affiliates - General
       Partner.............................                78,366              8,146              9,469
     Security deposits and deferred
       rental revenue......................                47,275             (6,237)            63,956
                                                    -------------      -------------     --------------

         Total adjustments.................             3,877,812          4,341,929          4,214,718
                                                    -------------      -------------     --------------

Net cash provided by operating
     activities............................        $    4,855,074     $    4,047,947    $     3,885,722
                                                    =============      =============     ==============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization

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

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential real estate and other real estate related assets. At December 31, 1997, the Partnership owned 13 income-producing properties as described in Note 4 - "Real Estate Investments."

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

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

The Partnership's financial statements include the accounts of the tier partnerships listed on the next page for the years ended December 31, 1997, 1996 and 1995. These single asset tier partnerships were formed to accommodate the refinancings of the related properties. The ownership interest of the Partnership and the General Partner in each tier partnership is detailed below. The Partnership retains effective control of each tier partnership. The General Partner's minority interest is not presented because it is either negative or immaterial.

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

(b) Forest Park Fund IX Associates Limited Partnership assigned all of its interest and rights to the Partnership on December 22, 1992.

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of depreciated cost or fair value. Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated fair value.

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

Asset Held for Sale
-------------------

The asset held for sale is stated at the lower of depreciated cost or fair value less costs to sell. Depreciation ceased at the time the asset was placed on the market for sale.

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocations of Partnership deductions attributable to debt. The Partnership's tax allocations for 1997, 1996 and 1995 have been made in accordance with these provisions.

Distributions
-------------

Pursuant to the Amended Partnership Agreement and at the sole discretion of the General Partner, distributions during each taxable year shall be made as follows:

(a)      first, to the General Partner, an amount equal to the MID; and

(b) any remaining distributable cash, as defined, shall be distributed 100% to the limited partners.

The Partnership paid distributions of $2,749,992 to the limited partners in 1997. No distributions were paid to the limited partners in 1996 or 1995. The Partnership paid or accrued distributions of $1,137,022, $1,133,561 and $1,070,763 for the benefit of the General Partner for the years ended December 31, 1997, 1996 and 1995, respectively. These distributions are the MID pursuant to the Amended Partnership Agreement. The General Partner has waived the collection terms of reimbursable expenses and MID, and has elected for the Partnership to pay limited partner distributions before the payment of such amounts. During the last week of March 1998, the Partnership plans to distribute approximately $2,300,000 to limited partners of record as of March 1, 1998.

Net Income (Loss) Per Limited Partnership Unit
----------------------------------------------

Net income (loss) per limited partnership unit is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of Units outstanding. Per Unit information has been computed based on 110,170 Units outstanding in 1997, 1996, and 1995.

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

The MID will be paid to the extent of the lesser of the Partnership's excess cash flow as defined, or net operating income, as defined (the "Entitlement Amount"), and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or
(ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit. During 1997, 1996 and 1995, no Units were issued as payment for the MID.

During 1991, the Partnership amended its capitalization policy and began capitalizing certain costs of improvements and betterments that under policies of prior management had been expensed when incurred. The purpose of the amendment was to more properly recognize items which were capital in nature. The effect of the amendment standing alone was evaluated at the time the change was made and determined not to be material to the financial statements of the Partnership in 1991, nor was it expected to be material in any future year. However, the amendment can have a material effect on the calculation of the Entitlement Amount which determines the amount of MID earned. Capital improvements are excluded from cash flow, as defined. The majority of base period cash flow was measured under the previous capitalization policy, while incentive period cash flow is determined using the amended policy. Under the amended policy, more items are capitalized, and cash flow increases. Had base period cash flow been measured on a basis comparable with incentive period cash flow, MID for the year ended December 31, 1995 would have been reduced by $111,248. The amendment of the capitalization policy did not materially affect the MID for 1997 or 1996 because the Entitlement Amount was sufficient to pay the MID notwithstanding the amendment to the capitalization policy.

Any amount of the MID which is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

Compensation and reimbursements paid or accrued for the benefit of the General Partner or its affiliates are as follows:

                                              For the Years Ended December 31,
                                          --------------------------------------
                                             1997           1996        1995
                                          -----------   ----------   -----------

Property management fees -
   affiliates.........................    $   992,361   $   978,168  $   946,627
Charged to general and
   administrative - affiliates:
   Partnership administration.........        453,876       537,697      733,886
                                           ----------    ----------   ----------

                                          $ 1,446,237   $ 1,515,865  $ 1,680,513
                                           ==========    ==========   ==========

Charged to General Partner's deficit:
   Management Incentive Distribution..    $ 1,137,022   $ 1,133,561  $ 1,070,763
                                           ==========    ==========   ==========

Payable to affiliates - General Partner at December 31, 1997, 1996 and 1995 consists of MID, reimbursable costs and property management fees which are due and payable from current operations. The General Partner has waived the collection terms of reimbursable expenses and MID, and has elected for the Partnership to pay limited partner distributions before the payment of such amounts.

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

The Partnership's net assets and liabilities for tax purposes exceeded the net assets and liabilities for financial reporting purposes by $10,256,886 in 1997, $9,965,434 in 1996 and $9,613,062 in 1995.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation of the Partnership's real estate investments at December 31, 1997 and 1996 are set forth in the following tables:

                                                   Buildings and        Accumulated          Net Book
       1997                         Land           Improvements         Depreciation           Value
       ----                    --------------      --------------     ----------------    ---------------
Berkley Hills
   Madison, TN                 $      246,988      $    6,220,925     $    (4,288,137)    $     2,179,776
Cherry Hills
   Wichita, KS                        514,205           9,077,853          (5,446,503)          4,145,555
Forest Park Village
   Columbus, OH                       716,395           9,476,403          (6,534,031)          3,658,767
Heather Square
   Dallas, TX                         853,746           7,532,362          (4,589,173)          3,796,935
Lantern Tree
   Omaha, NE                          217,809           3,419,718          (2,273,390)          1,364,137
Meridian West
   Puyallup, WA                       253,167           4,935,765          (3,017,699)          2,171,233
Pennbrook
   Dallas, TX                         692,515           6,277,433          (3,923,455)          3,046,493
Rockborough
   Addison, TX                        427,932           3,894,836          (2,251,909)          2,070,859
Rolling Hills
   Louisville, KY                     557,249           9,010,108          (6,062,834)          3,504,523
Ruskin Place
   Lincoln, NE                        920,061           5,296,955          (3,508,282)          2,708,734
Westgate
   Lansing, MI                        390,482           6,341,774          (4,148,250)          2,584,006
Williamsburg
   Shreveport, LA                     283,754           5,327,953          (3,423,289)          2,188,418
                                -------------       -------------       -------------       -------------

                               $    6,074,303      $   76,812,085      $  (49,466,952)     $   33,419,436
                                =============       =============       =============       =============

                                                   Buildings and        Accumulated           Net Book
       1996                         Land           Improvements         Depreciation            Value
       ----                    --------------      --------------     ----------------     --------------

Berkley Hills                  $      246,988      $    6,067,612     $    (3,965,414)     $    2,349,186
Cherry Hills                          514,205           8,867,317          (5,049,666)          4,331,856
Forest Park Village                   716,395           9,211,812          (6,046,027)          3,882,180
Heather Square                        853,746           7,432,783          (4,243,663)          4,042,866
Lantern Tree                          217,809           3,356,298          (2,102,815)          1,471,292
Meridian West                         253,167           4,880,604          (2,789,274)          2,344,497
Pennbrook                             692,515           6,188,400          (3,621,595)          3,259,320
Rockborough                           427,932           3,737,808          (2,062,361)          2,103,379
Rolling Hills                         557,249           8,777,777          (5,546,753)          3,788,273
Ruskin Place                          920,061           5,066,855          (3,243,658)          2,743,258
Sheraton Hills (a)                    296,531           6,547,390          (4,057,852)          2,786,069
Westgate                              390,482           6,304,118          (3,833,520)          2,861,080
Williamsburg                          283,754           5,227,543          (3,165,948)          2,345,349
                                -------------       -------------       -------------       -------------

                               $    6,370,834      $   81,666,317      $  (49,728,546)     $   38,308,605
                                =============       =============       =============       =============

(a) On August 1, 1997, the General Partner placed Sheraton Hills Apartments, located in Nashville, Tennessee, on the market for sale. Accordingly, Sheraton Hills Apartments is classified as an asset held for sale on the Partnership's December 31, 1997 balance sheet. The net book value of Sheraton Hills Apartments is $3,009,553 at December 31, 1997.

The results of operations for Sheraton Hills Apartments are $797,974, $146,983, and $154,785 for 1997, 1996 and 1995, respectively. Results of operations are operating revenues including gain on involuntary conversion, less operating expenses including depreciation and interest expense.

NOTE 5 - MORTGAGE NOTES PAYABLE
-------------------------------

The table below sets forth the mortgage notes payable of the Partnership at December 31, 1997 and 1996. All mortgage notes are secured by real estate investments.

                           Mortgage           Annual           Monthly
                             Lien            Interest         Payments/                   December 31,
Property                 Position (a)         Rates %     Maturity Date (g)         1997               1996
--------                 ------------         -------     -----------------   ---------------     --------------
Berkley Hills            First                8.750        $26,005   12/23    $     3,196,776     $    3,227,638
                                                                               --------------      -------------

Cherry Hills (e)         First                8.150         39,353   07/03          4,563,841          4,659,767
                         Discount (b)                                                 (87,777)          (102,442)
                                                                                -------------      -------------
                                                                                    4,476,064          4,557,325
                                                                                -------------      -------------


                           Mortgage           Annual           Monthly
                             Lien            Interest         Payments/                   December 31,
Property                 Position (a)         Rates %     Maturity Date (g)         1997               1996
--------                 ------------         -------     -----------------   ---------------     --------------
Forest Park Village (f)  First                9.125        $59,732   02/98    $     5,861,401          6,034,650
                                                                                -------------      -------------

Heather Square           First                9.625         38,250   03/09          3,146,577          3,294,874
                                                                                -------------      -------------

Lantern Tree (e)         First                8.150         20,416   07/03          2,367,704          2,417,470
                         Discount (b)                                                 (45,580)           (53,147)
                                                                                -------------      -------------
                                                                                    2,322,124          2,364,323
                                                                                -------------      -------------

Meridian West (e)        First                8.150         28,471   07/03          3,301,837          3,371,237
                         Discount (b)                                                 (63,003)           (74,114)
                                                                                -------------      -------------
                                                                                    3,238,834          3,297,123
                                                                                -------------      -------------

Pennbrook                First                9.450         27,209   02/00          3,131,813          3,160,860
                                                                                -------------      -------------

Rockborough (e)          First                8.150         18,789   07/03          2,179,027          2,224,827
                         Discount (b)                                                 (41,934)           (48,911)
                                                                                -------------      -------------
                                                                                    2,137,093          2,175,916
                                                                                -------------      -------------

Rolling Hills            First                9.250         55,389   11/24          6,584,044          6,637,002
                                                                                -------------      -------------

Ruskin Place             First                8.750         36,348   10/24          4,504,429          4,544,544
                                                                                -------------      -------------

Sheraton Hills (c)       First                 (d)           (d)     10/98          2,747,663          2,794,397
                                                                                -------------      -------------

Westgate                 First                8.000         44,114   09/23          5,767,941          5,833,019
                                                                                -------------      -------------

Williamsburg (e)         First                8.150         23,128   07/03          2,682,164          2,738,540
                         Discount (b)                                                 (51,616)           (60,205)
                                                                              ---------------      -------------
                                                                                    2,630,548          2,678,335
                                                                              ---------------      -------------
                                                       Total                     $ 49,745,307     $   50,600,006
                                                                              ===============      =============

(a)  The debt is non-recourse to the Partnership.

(b)  Mortgage discounts are based on an effective interest rate of 8.62%.

(c) The mortgage encumbering Sheraton Hills Apartments contains provisions which may give the lender the right to accelerate the mortgage debt as a result of the November 12, 1991, restructuring of the Partnership. The General Partner has requested that the lender waive its right to accelerate the mortgage debt. The lender may require the payment of fees or additional interest as a condition to granting such a waiver. In the event the waiver is not obtained and the mortgage debt is accelerated, the Partnership would be required to satisfy the outstanding mortgage debt, which totaled $2,747,663 at December 31, 1997. In such event, the Partnership will attempt to arrange alternative sources of mortgage financing. However, such refinancing may be at an interest rate which is higher or is otherwise on terms which are less favorable than those provided for by the current mortgage. Furthermore, if alternative financing cannot be obtained, the lender could foreclose on Sheraton Hills Apartments. The General Partner believes the likelihood of this outcome is remote.

(d) The Sheraton Hills mortgage note bears interest at a variable rate, adjusted at six-month intervals equal to the six-month treasury bill weekly average rate plus 3.0% per annum, not to exceed 12.75% per annum. The monthly payment is also adjusted each six months so that the mortgage note will fully amortize over a period of 30 years. At December 31, 1997, the interest rate was 8.36%, and the monthly payment of principal and interest was $23,239.

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

(f)  The  Partnership  refinanced   the  Forest  Park  Village  mortgage note on
     March  20,  1998.  See  Note 9 - "Subsequent Event."

(g)  Balloon payments on the Partnership's mortgage notes are due as follows:

                      Property                     Balloon Payment   Date
                      --------                     ---------------   ----

       Forest Park Village ....................     $  5,831,000     02/98
       Sheraton Hills..........................        2,661,000     10/98
       Pennbrook...............................        3,059,000     02/00
       Cherry Hills............................        3,875,000     07/03
       Lantern Tree............................        2,010,000     07/03
       Meridian West...........................        2,804,000     07/03
       Rockborough.............................        1,850,000     07/03
       Williamsburg............................        2,278,000     07/03

Scheduled principal maturities of the mortgage notes payable under existing agreements, before consideration of discounts of $289,910, are shown below.

       1998....................................     $  9,355,346
       1999....................................          812,434
       2000....................................        3,912,038
       2001....................................          923,348
       2002....................................        1,006,377
       Thereafter..............................       34,025,674
                                                     -----------
                                                    $ 50,035,217
                                                     ===========

Based on borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of the mortgage notes payable was approximately $52,907,000 and $50,250,000 at December 31, 1997 and 1996, respectively.

NOTE 6 - SALE OF REAL ESTATE
----------------------------

On July 30, 1996, the Partnership sold Westridge Apartments to an unaffiliated purchaser for a purchase price of $2,110,500. The Partnership agreed to finance a portion of the sales price by accepting a short-term, $1,550,000 purchase money mortgage note. The mortgage note accrued interest at 10.0% per annum and required monthly interest-only payments. On February 5, 1997, the purchaser repaid the $1,550,000 mortgage note to the Partnership. See Note 7 - "Mortgage Note Receivable." Cash proceeds from the sale, as well as the loss on sale of Westridge Apartments, are presented below.

                                                  Loss on Sale     Cash Proceeds

    Cash sales price.......................      $  2,110,500      $ 2,110,500
    Selling costs..........................           (68,116)         (68,116)
    Basis of real estate sold..............        (2,262,541)
                                                  -----------

    Loss on sale of real estate............      $   (220,157)
                                                  ===========

    Net cash proceeds received in 1996.....                           (492,384)
                                                                     ---------

    Net cash proceeds received in 1997.....                         $ 1,550,000
                                                                     ==========

NOTE 7 - MORTGAGE NOTE RECEIVABLE
---------------------------------

In connection with the sale of Westridge Apartments (see Note 6 - "Sale of Real Estate"), the purchaser financed a portion of the sales price by entering into a short-term, $1,550,000 mortgage note payable to the Partnership until the purchaser could arrange permanent financing. The Partnership's mortgage note receivable was secured by a non-recourse lien against Westridge Apartments. The table below sets forth the terms of the mortgage note receivable at December 31, 1997 and 1996.

                           Mortgage         Annual           Monthly
                             Lien          Interest         Payment/                     December 31,
   Property                Position         Rate %        Maturity Date             1997            1996
   --------              -----------        ------     ------------------     -------------   -----------
   Westridge                 First           10.0%        $12,917   05/97     $           -   $ 1,550,000
                                                                               ============    ===========

On February 5, 1997, the purchaser paid the $1,550,000 mortgage note receivable together with all accrued and unpaid interest thereon.

NOTE 8 - GAIN ON INVOLUNTARY CONVERSIONS
----------------------------------------

On April 24, 1996, a fire damaged 12 units at Sheraton Hills Apartments. The cost to repair the fire damage was $562,560, of which, the Partnership received $546,069 in insurance reimbursements. The Partnership recognized a $474,376 gain on involuntary conversion equal to the insurance proceeds received less the adjusted basis of the property damaged by the fire. Because the insurance proceeds had not yet been received at December 31, 1996, the gain on involuntary conversion was deferred and reported on the Partnership's December 31, 1996 balance sheet. The deferred gain on involuntary conversion was recognized in 1997 when the insurance proceeds were received. Reconstruction of the damaged units was completed during the third quarter of 1996.

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

NOTE 9 - SUBSEQUENT EVENT
-------------------------

On March 20, 1998, the Partnership refinanced the Forest Park Village mortgage note. The new note, in the amount of $5,925,000, bears interest at a variable rate equal to 1.75% plus the London Interbank Offered Rate per annum. The new mortgage note requires monthly interest only payments and quarterly principal payments in the amount necessary to reduce the principal balance of the note by 5% annually. The new Forest Park Village mortgage note matures March 20, 2001.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants must move, answer or otherwise respond to the second consolidated and amended complaint by June 30, 1998.

                        McNEIL REAL ESTATE FUND IX, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1997

                                                                                                       Costs
                                                       Initial Cost (b)            Cumulative       Capitalized
                          Related (b)                         Buildings and      Write-down for     Subsequent
Description               Encumbrances           Land         Improvements        Impairment       To Acquisition
-----------               ---------------    --------------------------------    --------------    --------------
APARTMENTS:

Real Estate Investments:
Berkley Hills
   Madison, TN             $    3,196,776    $      246,988    $    4,779,121     $          -     $   1,441,804

Cherry Hills
   Wichita, KS                  4,476,064           514,205         7,373,589                -         1,704,264

Forest Park Village
   Columbus, OH                 5,861,401           716,395         7,095,131                -         2,381,272

Heather Square
   Dallas, TX                   3,146,577           853,746         6,087,281                -         1,445,081

Lantern Tree
   Omaha, NE                    2,322,124           217,809         2,467,872                -           951,846

Meridian West
   Puyallup, WA                 3,238,834           253,167         3,787,807                -         1,147,958

Pennbrook
   Dallas, TX                   3,131,813           692,515         4,708,479                -         1,568,954

Rockborough
   Addison, TX                  2,137,093           427,932         2,924,451                -           970,385

Rolling Hills
   Louisville, KY               6,584,044           557,249         6,156,595                -         2,853,513

Ruskin Place
   Lincoln, NE                  4,504,429           899,372         3,792,676                -         1,524,968

Westgate
   Lansing, MI                  5,767,941           390,482         4,963,710                -         1,378,064

Williamsburg
   Shreveport, LA               2,630,548           283,754         4,203,172                -         1,124,781
                           --------------    --------------    --------------     ------------     -------------

                          $    46,997,644   $     6,053,614   $    58,339,884    $           -    $   18,492,890
                           ==============    ==============    ==============     ============     =============

Asset Held for Sale (c):

Sheraton Hills
   Nashville, TX          $    2,747,663
                           =============

                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND IX, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1997

                                            Gross Amount at
                                     Which Carried at Close of Period                  Accumulated
                                                 Buildings and                         Depreciation
Description                      Land            Improvements          Total (a)     and Amortization
-----------                   --------------     --------------   ---------------    ----------------
APARTMENTS:

Real Estate Investments:
Berkley Hills
   Madison, TX                $      246,988     $    6,220,925   $      6,467,913   $    (4,288,137)

Cherry Hills
   Wichita, KS                       514,205          9,077,853          9,592,058        (5,446,503)

Forest Park Village
   Columbus, OH                      716,395          9,476,403         10,192,798        (6,534,031)

Heather Square
   Dallas, TX                        853,746          7,532,362          8,386,108        (4,589,173)

Lantern Tree
   Omaha, NE                         217,809          3,419,718          3,637,527        (2,273,390)

Meridian West
   Puyallup, WA                      253,167          4,935,765          5,188,932        (3,017,699)

Pennbrook
   Dallas, TX                        692,515          6,277,433          6,969,948        (3,923,455)

Rockborough
   Addison, TX                       427,932          3,894,836          4,322,768        (2,251,909)

Rolling Hills
   Louisville, KY                    557,249          9,010,108          9,567,357        (6,062,834)

Ruskin Place
   Lincoln, NE                       920,061          5,296,955          6,217,016        (3,508,282)

Westgate
   Lansing, MI                       390,482          6,341,774          6,732,256        (4,148,250)

Williamsburg
   Shreveport, LA                    283,754          5,327,953          5,611,707        (3,423,289)
                              --------------     --------------   ----------------     -------------

                             $     6,074,303    $    76,812,085  $      82,886,388    $  (49,466,952)
                              ==============     ==============   ================     =============

Asset Held for Sale (c):

Sheraton Hills
   Nashville, TN                                                 $       3,009,553
                                                                  ================

                     See accompanying notes to Schedule III

                        McNEIL REAL ESTATE FUND IX, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1997



                                 Date of                    Date                Depreciable
Description                   Construction                Acquired              lives (years)
-------------                 -------------               --------              -------------
APARTMENTS:

Real Estate Investments:
Berkley Hills
   Madison, TN                  1970                        06/79                   3-25

Cherry Hills
   Wichita, KS                  1974                        06/80                   3-32

Forest Park Village
   Columbus, OH                 1970                        12/79                   3-25

Heather Square
   Dallas, TX                   1978                        10/79                   3-32

Lantern Tree
   Omaha, NE                    1974                        07/79                   3-28

Meridian West
   Puyallup, WA                 1977                        01/80                   3-31

Pennbrook
   Dallas, TX                   1978                        01/80                   3-31

Rockborough
   Addison, TX                  1978                        01/80                   3-31

Rolling Hills
   Louisville, KY               1974                        09/79                   3-27

Ruskin Place
   Lincoln, NE                  1973                        12/79                   3-27

Westgate
   Lansing, MI                  1974                        12/79                   3-28

Williamsburg
   Shreveport, LA               1975                        12/79                   3-28

Asset Held for Sale (c):

Sheraton Hills
   Nashville, TN                1971                        06/79

                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND IX, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1997


(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 5-27.5 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was $92,572,312 and accumulated depreciation was $54,190,231 at December 31, 1997.

(b) The initial cost and encumbrances reflect the present value of future loan payments discounted, if appropriate, at a rate estimated to be the prevailing interest rate at the date of acquisition or refinancing.

(c) The asset held for sale is carried at the lower of depreciated cost or fair value less costs to sell. Historical cost, net of accumulated depreciation and cumulative write-downs, becomes the new cost basis when the asset is classified as "Asset Held for Sale." Depreciation ceases at the time the asset is placed on the market for sale.

                        McNEIL REAL ESTATE FUND IX, LTD.

                              Notes to Schedule III

              Real Estate Investments and Accumulated Depreciation


A summary of activity for the Partnership's real estate investments and accumulated depreciation is as follows:

                                                             For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1997               1996               1995
                                                   --------------     --------------    ---------------
Real estate investments:
------------------------
Balance at beginning of year...............        $   88,037,151     $   90,563,393    $    87,104,715

Improvements...............................             2,064,414          2,398,428          3,582,582

Assets replaced............................                     -           (277,307)          (123,904)

Reclassification of asset held for sale....            (7,215,177)

Sale of real estate........................                     -         (4,647,363)                 -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   82,886,388     $   88,037,151    $    90,563,393
                                                    =============      =============     ==============



Accumulated depreciation:

Balance at beginning of year...............        $   49,728,546     $   48,129,231    $    44,274,163

Depreciation...............................             3,944,030          4,173,260          3,919,845

Assets replaced............................                     -           (189,123)           (64,777)

Reclassification of asset held for sale....            (4,205,624)

Sale of real estate........................                     -         (2,384,822)                 -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   49,466,952     $   49,728,546    $    48,129,231
                                                    =============      =============     ==============


Asset Held for Sale:

Balance at beginning of year...............        $            -     $            -    $             -

Reclassification of asset held for sale....             3,009,553                  -                  -

Improvements...............................                     -                  -                  -

Depreciation and amortization..............                     -                  -                  -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $    3,009,553     $            -    $             -
                                                    =============      =============     ==============

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------
None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  ---------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------
Robert A. McNeil,              77       Mr.  McNeil  is  also  Chairman  of  the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation  of such  entity in 1990.  Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active  operations
                                        of  McREMI  and  McNeil  Partners,  L.P.
                                        began in February 1991, Mr. McNeil was a
                                        private investor. Mr. McNeil is a member
                                        of the International  Board of Directors
                                        of the Salk  Institute,  which  promotes
                                        research in improvements in health care.

Carole J. McNeil               54       Mrs. McNeil is Co-Chairman, with husband
Co-Chairman of the                      Robert A. McNeil,  of McNeil  Investors,
Board                                   Inc.  Mrs.  McNeil has  twenty  years of
                                        real estate experience, most recently as
                                        a private investor from 1986 to 1993. In
                                        1982, she founded Ivory & Associates,  a
                                        commercial real estate brokerage firm in
                                        San  Francisco,  CA. Prior to that,  she
                                        was a commercial  real estate  associate
                                        with the Madison Company and, earlier, a
                                        commercial  sales  associate and analyst
                                        with   Marcus  and   Millichap   in  San
                                        Francisco.    In   1978,   Mrs.   McNeil
                                        established   Escrow  Training  Centers,
                                        California's first accredited commercial
                                        training   program  for  title   company
                                        escrow  officers and real estate  agents
                                        needing  college  credits to qualify for
                                        brokerage  licenses.  She  began in real
                                        estate as Manager and Marketing Director
                                        of Title  Insurance  and  Trust in Marin
                                        County,  CA. Mrs.  McNeil  serves on the
                                        International  Board of Directors of the
                                        Salk Institute.


                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------
Ron K. Taylor                  40       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively
                                        involved  in the  real  estate  industry
                                        since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.   EXECUTIVE COMPENSATION
--------   ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1997, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1997. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

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

        No individual or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, known to the Partnership is the beneficial owner of more than 5% of the Partnership's securities, except as noted in below:

        1. A group of limited partnerships affiliated with Liquidity Financial Corporation, all of whose outstanding stock is owned by Richard G. Wollack and Brent R. Donaldson, 2200 Powell Street, Suite 700, Emeryville, California, 94608, collectively own 6,389 Units (5.8%) as of January 31, 1998.

        2.      High River Limited  Partnership,  100 S.  Bedford   Road,  Mount
                Kisco,  New   York,  10549,  owns  15,616   Units (14.2%)  as of
                January 31, 1998.

(B)     Security ownership of management.

        The General Partner and the officers and directors of its general partner, collectively, own 5,715 Units (5.2%) as of January 31, 1998.

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

The MID will be paid to the lesser of the Partnership's excess cash flow, as defined, or net operating income (the "Entitlement Amount"), and may be paid in
(i) cash, unless there is insufficient cash to pay the distribution, in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or (ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit. For the year ended December 31, 1997, the Partnership paid or accrued MID for the General Partner in the amount of $1,137,022.

During 1991, the Partnership amended its capitalization policy and began capitalizing certain costs of improvements and betterments which under policies of prior management had been expensed when incurred. The purpose of the amendment was to more properly recognize items which were capital in nature. The effect of the amendment standing alone was evaluated at the time the change was made and determined not to be material to the financial statements of the Partnership in 1991, nor was it expected to be material in any future year. However, the amendment can have a material effect on the calculation of the Entitlement Amount which determines the amount of MID earned. Capital improvements are excluded from cash flow, as defined. The majority of base period cash flow was measured under the previous capitalization policy, while incentive period cash flow is determined using the amended policy. Under the amended policy, more items are capitalized, and cash flow increases. Had base period cash flow been measured on a basis comparable with incentive period cash flow, MID for the year ended December 31, 1995 would have been reduced by $111,248. The amendment of the capitalization policy did not materially affect the MID for 1997 or 1996 because the Entitlement Amount was sufficient to pay the MID notwithstanding the amendment to the capitalization policy.

The Partnership pays property management fees equal to 5% of gross rental receipts of the Partnership's properties to McREMI for providing property management and leasing services for the Partnership's properties. The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1997, the Partnership incurred $1,446,237 of property management fees and reimbursements.

See Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 - Note 2 - "Transactions with Affiliates."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

See accompanying Index to Financial Statements at Item 8 - Financial Statements and Supplementary Data.

(A) The following exhibits are incorporated by reference and are an integral part of this Form 10-K.

Exhibits
--------

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

              10.8                Termination  Agreement,  dated as of  November
                                  12,  1991,   between   Ruskin  Place  Fund  IX
                                  Associates and McNeil Real Estate  Management,
                                  Inc. (2)

              10.9                Termination  Agreement,  dated as of  November
                                  12,  1991,   between  Rolling  Hills  Fund  IX
                                  Associates,   L.P.   and  McNeil  Real  Estate
                                  Management, Inc. (2).

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

              10.16               Property  Management  Agreement,  dated  as of
                                  November  12,  1991,   between  Berkley  Hills
                                  Associates and McNeil Real Estate  Management,
                                  Inc. (2)

              10.17               Asset   Management  Agreement,  dated   as  of
                                  November 12, 1991,  between McNeil Real Estate
                                  Fund IX, Ltd. and McNeil Partners, L.P. (2)

              10.18 Amendment of Property Management Agreement dated March 5, 1993 between the Partnership and McNeil Real Estate Management, Inc. (3)

              10.19               Property  management  agreement,  dated  as of
                                  January 28, 1993,  between  Pennbrook Fund IX,
                                  L.P. and McNeil Real Estate  Management,  Inc.
                                  (3)

              10.20               Amendment  of  Property  Management  Agreement
                                  dated March 5, 1993 between  Pennbrook Fund IX
                                  Associates,   L.P.   and  McNeil  Real  Estate
                                  Management, Inc. (3)

              10.21               Loan  Agreement  dated June 24,  1993  between
                                  Lexington  Mortgage  Company  and McNeil  Real
                                  Estate Fund IX, Ltd., et. al. (4)

              10.22 Master Property Management Agreement, dated as of June 24, 1993, between McNeil Real
                                  Estate Management, Inc. and McNeil Real Estate
                                  Fund IX, Ltd. (5)

              10.23               Mortgage  Note,   dated  September  28,  1989,
                                  between  Ruskin Place Fund IX  Associates  and
                                  American Mortgages, Inc. (6)

              10.24               Modification  of  Mortgage  Note,  dated  July
                                  28,  1994,   between   Ruskin  Place  Fund  IX
                                  Associates and American Mortgages, Inc. (6)

              10.25 Deed of Trust Note, dated November 3, 1988, between Berkley Hills Associates and American
                                  Mortgages, Inc. (6)


              Exhibit
              Number              Description
              -------             -----------
              10.26               Modification  of Deed  of  Trust  Note,  dated
                                  July   28,   1994,   between   Berkley   Hills
                                  Associates and American Mortgages, Inc. (6)

              10.27               Loan  Agreement,  dated   December   30, 1992,
                                  between Forest Park Fund IX Associates Limited
                                  Partnership,  McNeil  Partners,  L.P.,  McNeil
                                  Real  Estate  Fund  IX,  Ltd.  and  Collateral
                                  Mortgage, Ltd. (6)

              10.28               Promissory    Note, dated   February 5,  1979,
                                  between Summers-The Heather Apartments Company
                                  and The Mutual Benefit Life Insurance Company.
                                  (6)

              10.29               Promissory   Note,  dated  September 2,  1988,
                                  between  McNeil Real Estate Fund IX, Ltd.  and
                                  FNB Mortgage Corp. (6)

              10.30               Multifamily   Note,  dated  January 29,  1993,
                                  between Pennbrook Fund IX Associates, L.P. and
                                  Washington Mortgage Financial Group, Ltd. (6)

              10.31               Modification  of  Mortgage  Note,  dated  June
                                  30,  1993,  between  Sherwood  Forest  Fund IX
                                  Associates and American Mortgages, Inc. (6)

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

        (6) Incorporated by reference to the Annual Report of McNeil Real Estate Fund IX, Ltd. (File No. 0-9026), on Form 10-K for the period ended December 31, 1994, as filed with the Securities and Exchange Commission on March 30, 1995.

        27.   Financial Data Schedule for the year ended December 31, 1997.

(B) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1997.

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


                                     McNEIL REAL ESTATE FUND IX, LTD.

                                     By:  McNeil Partners, L.P., General Partner

                                          By: McNeil Investors, Inc.,
                                               General Partner



March 31, 1998                            By: /s/  Robert A. McNeil
--------------                                ----------------------------------
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


March 31, 1998                            By: /s/  Ron K. Taylor
--------------                               -----------------------------------
Date                                          Ron K. Taylor
                                              President and Director of
                                                McNeil Investors, Inc.
                                              (Principal Financial Officer)




March 31, 1998                            By: /s/  Brandon K. Flaming
--------------                               -----------------------------------
Date                                          Brandon K. Flaming
                                              Vice President of McNeil
                                               Investors, Inc.
                                              (Principal Accounting Officer)