Form 10-Q
period 1998-03-31
MCNEIL REAL ESTATE FUND IX LTD
filed 1998-05-14
CIK 276326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934


      For the quarterly period ended          March 31, 1998
                                     -------------------------------------------


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




              13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code     (972) 448-5800
                                                    ----------------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        McNEIL REAL ESTATE FUND IX, LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           March 31,         December 31,
                                                                             1998                1997
                                                                        --------------      --------------
ASSETS
------

Real estate investments:
   Land.....................................................           $     6,074,303     $     6,074,303
   Buildings and improvements...............................                77,008,737          76,812,085
                                                                        --------------      --------------
                                                                            83,083,040          82,886,388
   Less:  Accumulated depreciation..........................               (50,428,077)        (49,466,952)
                                                                        --------------      --------------
                                                                            32,654,963          33,419,436

Asset held for sale                                                          3,045,103           3,009,553

Cash and cash equivalents...................................                 1,798,234           3,330,836
Cash segregated for security deposits.......................                   640,075             622,602
Accounts receivable.........................................                    28,651              92,135
Prepaid expenses and other assets...........................                   167,922             181,856
Escrow deposits.............................................                 1,287,278           1,663,701
Deferred borrowing costs, net of accumulated
   amortization of $1,193,270 and $1,144,486 at
   March 31, 1998 and December 31, 1997,
   respectively.............................................                 1,754,046           1,731,025
                                                                        --------------      --------------

                                                                       $    41,376,272     $    44,051,144
                                                                        ==============      ==============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................           $    49,627,771     $    49,745,307
Accounts payable............................................                    56,217              99,710
Accrued interest............................................                   330,152             361,422
Accrued property taxes......................................                   766,069           1,136,213
Other accrued expenses......................................                   209,914             251,555
Payable to affiliates - General Partner.....................                   998,759             591,289
Security deposits and deferred rental revenue...............                   617,144             603,703
                                                                        --------------      --------------
                                                                            52,606,026          52,789,199
                                                                        --------------      --------------
Partners' deficit:
   Limited partners - 110,200 limited partnership units
     authorized;  110,170 limited partnership units out-
     standing at March 31, 1998 and December 31, 1997.......                (7,719,557)         (5,509,025)
   General Partner..........................................                (3,510,197)         (3,229,030)
                                                                        --------------      --------------
                                                                           (11,229,754)         (8,738,055)
                                                                        --------------      --------------
                                                                       $    41,376,272     $    44,051,144
                                                                        ==============      ==============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                       -----------------------------------
                                                                            1998                1997
                                                                       ---------------     ---------------
Revenue:
   Rental revenue...........................................           $     5,086,709     $     4,868,923
   Interest.................................................                    43,409              58,481
                                                                        --------------      --------------
     Total revenue..........................................                 5,130,118           4,927,404
                                                                        --------------      --------------

Expenses:
   Interest.................................................                 1,166,525           1,198,827
   Depreciation.............................................                   961,125           1,040,565
   Property taxes...........................................                   395,283             353,303
   Personnel expenses.......................................                   693,435             668,585
   Repair and maintenance...................................                   516,425             658,057
   Property management fees - affiliates....................                   254,458             242,179
   Utilities................................................                   449,533             493,269
   Other property operating expenses........................                   292,938             269,264
   General and administrative...............................                   184,641              53,212
   General and administrative - affiliates..................                   121,570             107,224
                                                                        --------------      --------------
     Total expenses.........................................                 5,035,933           5,084,485
                                                                        --------------      --------------

Net income (loss)...........................................           $        94,185     $      (157,081)
                                                                        ==============      ==============

Net income (loss) allocated to limited partners.............           $        89,476     $      (414,944)
Net income allocated to General Partner.....................                     4,709             257,863
                                                                        --------------      --------------

Net income (loss)...........................................           $        94,185     $      (157,081)
                                                                        ==============      ==============

Net income (loss) per limited partnership unit..............           $           .81     $         (3.77)
                                                                        ==============      ==============

Distributions per limited partnership unit..................           $         20.88     $         20.42
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

                        McNEIL REAL ESTATE FUND IX, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

               For the Three Months Ended March 31, 1998 and 1997

                                                                                                    Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners               Deficit
                                                  -------------           -------------         -------------
Balance at December 31, 1996..............       $   (2,798,621)         $   (3,029,682)       $   (5,828,303)

Net income (loss).........................              257,863                (414,944)             (157,081)

Management Incentive Distribution.........             (254,848)                      -              (254,848)

Distribution to limited partners..........                    -              (2,250,003)           (2,250,003)
                                                  -------------           -------------         -------------

Balance at March 31, 1997.................       $   (2,795,606)         $   (5,694,629)       $   (8,490,235)
                                                  =============           =============         =============


Balance at December 31, 1997..............       $   (3,229,030)         $   (5,509,025)       $   (8,738,055)

Net income................................                4,709                  89,476                94,185

Management Incentive Distribution.........             (285,876)                      -              (285,876)

Distributions to limited partners.........                    -              (2,300,008)           (2,300,008)
                                                  -------------           -------------         -------------

Balance at March 31, 1998.................       $   (3,510,197)         $   (7,719,557)       $  (11,229,754)
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

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                               Three Months Ended
                                                                                     March 31,
                                                                       ------------------------------------
                                                                             1998                1997
                                                                       ---------------     ----------------
Cash flows from operating activities:
   Cash received from tenants...............................           $     5,141,699     $     4,847,536
   Cash paid to suppliers...................................                (2,236,320)         (2,202,290)
   Cash paid to affiliates..................................                  (254,434)           (319,953)
   Interest received........................................                    43,409              58,481
   Interest paid............................................                (1,137,238)         (1,131,821)
   Property taxes paid and escrowed.........................                  (356,394)           (484,353)
                                                                        --------------      --------------
Net cash provided by operating activities...................                 1,200,722             767,600
                                                                        --------------      --------------

Cash flows from investing activities:
   Additions to real estate investments.....................                  (232,202)           (309,353)
   Proceeds from mortgage note receivable...................                         -           1,550,000
                                                                        --------------      --------------
Net cash provided by (used in) investing activities.........                  (232,202)          1,240,647
                                                                        --------------      --------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable................................................                  (223,345)           (218,324)
   Retirement of mortgage note payable......................                (5,830,964)                  -
   Proceeds from mortgage note payable......................                 5,925,000                   -
   Additions to deferred borrowing costs....................                   (71,805)                  -
   Management Incentive Distribution........................                         -            (309,891)
   Distributions to limited partners........................                (2,300,008)         (2,250,003)
                                                                        --------------      --------------
Net cash used in financing activities.......................                (2,501,122)         (2,778,218)
                                                                        --------------      --------------

Decrease in cash and cash equivalents.......................                (1,532,602)           (769,971)

Cash and cash equivalents at beginning of
   period...................................................                 3,330,836           3,001,521
                                                                        --------------      --------------

Cash and cash equivalents at end of period..................           $     1,798,234     $     2,231,550
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

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                                               Three Months Ended
                                                                                    March 31,
                                                                       ------------------------------------
                                                                            1998                1997
                                                                       ---------------     ----------------
Net income (loss)...........................................           $        94,185     $      (157,081)
                                                                        --------------      --------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation.............................................                   961,125           1,040,565
   Amortization of deferred borrowing costs.................                    48,784              57,359
   Amortization of mortgage discounts.......................                    11,773              11,236
   Changes in assets and liabilities:
     Cash segregated for security deposits..................                   (17,473)            (28,351)
     Accounts receivable....................................                    63,484              (7,194)
     Prepaid expenses and other assets......................                    13,934              25,111
     Escrow deposits........................................                   376,423             191,557
     Accounts payable.......................................                   (43,493)                  -
     Accrued interest.......................................                   (31,270)             (1,589)
     Accrued property taxes.................................                  (370,144)           (322,291)
     Other accrued expenses.................................                   (41,641)            (85,008)
     Payable to affiliates - General Partner................                   121,594              29,450
     Security deposits and deferred rental
       revenue..............................................                    13,441              13,836
                                                                        --------------      --------------
       Total adjustments....................................                 1,106,537             924,681
                                                                        --------------      --------------

Net cash provided by operating activities...................           $     1,200,722     $       767,600
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

                                 March 31, 1998


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund IX, Ltd., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                               Three Months Ended
                                                                                    March 31,
                                                                       -----------------------------------
                                                                            1998                1997
                                                                       ---------------     ---------------
       Property management fees - affiliates................           $       254,458     $       242,179
       Charged to general and administrative -
         affiliates:
       Partnership administration...........................                   121,570             107,224
                                                                        --------------      --------------

                                                                       $       376,028     $       349,403
                                                                        ==============      ==============

       Charged to General Partner's deficit:
         Management Incentive Distribution..................           $       285,876     $       254,848
                                                                        ==============      ==============

NOTE 4.
-------

On March 20, 1998, the Partnership refinanced the Forest Park Village mortgage note. The new mortgage note, in the amount of $5,925,000, bears interest at a variable rate equal to 1.75% plus the London Interbank Offered Rate per annum. The new mortgage note requires monthly interest only payments and quarterly principal payments in the amount necessary to reduce the principal balance of the note by 5% annually. The maturity date of the new mortgage note is March 20, 2001. Cash proceeds from the refinancing transaction are as follows:

       New mortgage note proceeds...........................   $ 5,925,000
       Amount required to payoff existing debt..............     5,830,964
                                                                ----------

       Cash proceeds from refinancing.......................   $    94,036
                                                                ==========

The Partnership incurred $71,805 of deferred borrowing costs related to the refinancing of the Forest Park Village mortgage note.

NOTE 5.
-------

On July 30, 1996, the Partnership sold Westridge Apartments to an unaffiliated purchaser for a cash sales price of $2,110,500. The Partnership financed a portion of the sales price by accepting a short-term, $1,550,000 mortgage note. The mortgage note accrued interest at 10.0% per annum and required monthly interest-only payments. On February 5, 1997, the purchaser repaid the $1,550,000 mortgage note to the Partnership together with all accrued interest thereon. Interest revenue earned on the Westridge mortgage note receivable is included in interest on the accompanying financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At March 31, 1998, the Partnership owned 13 apartment properties. All of the Partnership's properties are subject to mortgage notes.

In March 1998, the Partnership distributed $2,300,008 ($20.88 per limited partnership unit) to the limited partners. The distribution was funded from cash reserves of the Partnership.

RESULTS OF OPERATIONS
---------------------

The Partnership reported net income of $94,185 for the first quarter of 1998, an increase of $251,266 from the $157,081 loss reported by the Partnership for the first quarter of 1997.

Revenue:

Rental revenue increased $217,786 or 4.5% for the first quarter of 1998 as compared to the first quarter of 1997. Rental revenues increased at eleven of the Partnership's thirteen properties. Rockborough Apartments led the way by reporting a 10% increase in rental revenues. In addition, Heather Square Apartments, Pennbrook Apartments, Rolling Hills Apartments, Ruskin Place Apartments, Sheraton Hills Apartments, and Westgate Apartments all reported increases in rental revenue in excess of 5%. These properties achieved increased rental revenue by improved rental rates and improved occupancy rates. Two Partnership's properties, Lantern Tree Apartments and Cherry Hills Apartments, reported rental revenue unchanged from the year earlier quarter. The remainder of the Partnership's properties reported small increases in rental revenue due to increased rental rates that were partially offset by decreased occupancy rates. None of the partnership's properties reported decreases in rental revenue.

Interest income decreased $15,072 or 26% for the first three months of 1998 as compared to the same period of 1997. The first quarter of 1997 includes $15,500 of interest on the Westridge mortgage note receivable that was paid off in full on February 5, 1997.

Expenses:

Partnership expenses decreased $48,552 or 1.0% for the first quarter of 1998 as compared to the first quarter of 1997. The Partnership incurred decreases in repair and maintenance expenses and utilities. These expenses were partially offset by increases in property taxes, and general and administrative expenses.

Repair and maintenance expense decreased $141,632 or 22% for the first quarter of 1998 as compared to the first quarter of 1997. The decrease is attributable to the reduction of total dollars spent on the replacement of carpeting and appliances during 1998. In addition, furniture rental expense decreased $29,715 or 91% because Cherry Hills Apartments no longer rents as many corporate units.

Utility expense decreased $43,736 or 8.9% for the first quarter of 1998 as compared to the first quarter of 1997. Eight of the Partnership's thirteen properties experienced decreases in usage for water and sewer. Seven properties showed decreases in gas and oil.

Property tax expense increased $41,980 or 11.9% for the three months ended March 31, 1998 as compared to the same period of 1997. This is attributable to increases in assessed property values at Berkley Hills Apartments, Heather Square Apartments, Rockborough Apartments, Ruskin Place Apartments, and Sheraton Hills Apartments.

General and administrative expenses increased $131,429 to $184,641 for the first quarter of 1998. The increase was mainly due to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources). The increase was partially offset by decreases attributable to investor services. During 1997, charges for investor services were provided by a third party vendor. Beginning with 1998, these services are provided by affiliates of the General Partner.

General and administrative expenses paid to affiliates increased $14,346 or 13.4% for the three months ended March 31, 1998 as compared to the same period of 1997. The increase is due to the change in investor relation charges discussed in the previous paragraph.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operating activities increased 56% to $1,200,722 for the first quarter of 1998 as compared to the first quarter of 1997. Increased cash received from tenants and decreases in property taxes paid accounted for most of the increase in cash provided by operating activities.

The Partnership expended $232,202 for capital improvements during the first quarter, a 25% decrease from amounts invested in 1997. The budgeted capital improvements for 1998 total $1,579,000. The General Partner believes these capital improvements are necessary to allow the Partnership to increase its rental revenues in the competitive markets in which the Partnership's properties operate. These expenditures also allow the Partnership to reduce future repair and maintenance expenses from amounts that would otherwise be incurred.

On March 20, 1998, the Partnership refinanced the Forest Park Village mortgage note. The new mortgage note, in the amount of $5,925,000, bears interest at a variable rate equal to 1.75% plus the London Interbank Offered Rate per annum. The new mortgage note requires monthly interest only payments and quarterly principal payments in the amount necessary to reduce the principal balance of the note by 5% annually. The maturity date of the new mortgage note is March 20, 2001. The Partnership realized $94,036 of cash proceeds from the transaction; however, $71,805 of the cash proceeds was used to fund various deferred borrowing costs related to the transaction.

The Partnership used its cash flow from operations as well as its cash reserves to distribute $2,300,008 to the limited partners in March 1998. The distribution amounted to $20.88 per limited partnership unit.

Short-term liquidity:

At March 31, 1998, the Partnership held $1,798,234 of cash and cash equivalents, down $1,532,602 from the balance at the beginning of 1998. The General Partner anticipates that cash generated from operations for the remainder of 1998 will be sufficient to fund the Partnership's budgeted capital improvements and to repay the current portion of the Partnership's mortgage notes. The General
Partner considers the Partnership's cash reserves adequate for anticipated operations for the remainder of 1998.

The Sheraton Hills mortgage note matures in October 1998. Although the General Partner placed Sheraton Hills Apartments on the market for sale on August 1, 1997, the General Partner is also proceeding with plans to refinance the Sheraton Hills mortgage note should the Partnership be unable to sell Sheraton Hills Apartments before the mortgage note matures. Initial responses to the Partnership's marketing efforts would seem to indicate that the Partnership will be able to sell Sheraton Hills Apartments for an amount sufficient to retire the Sheraton Hills mortgage note and to provide additional cash reserves for the Partnership. However, the sale of Sheraton Hills Apartments is not assured, and if the Partnership is unable to sell or otherwise refinance the Sheraton Hills mortgage note, the Partnership's investment in Sheraton Hills Apartments could be at risk.

Long-term liquidity:

For the long term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the capital improvements made by the Partnership during the past three years will yield improved cash flow from property operations in 1998. Furthermore, the General Partner has budgeted an additional $1,347,000 of capital improvements for the remainder of 1998.

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

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the quarters ended March 31, 1998 and 1997, the Partnership allocated net income of $4,709 and $257,863, respectively, to the General Partner. The Partnership allocated net income of $89,476 to the limited partners for the first quarter of 1998, and net loss of $414,944 for the first quarter of 1997.

On February 28, 1997, the Partnership paid its first distribution, in the amount of $2,250,000, to the limited partners since 1986. An additional $500,000 was distributed to the limited partners on September 16, 1997. Approximately $2,042,000 of the 1997 distributions represents proceeds from the 1996 sale of Westridge Apartments. On March 30, 1998, the Partnership distributed $2,300,008 ($20.88 per limited partnership unit) to the limited partners from the Partnership's cash reserves. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support additonal distributions to the limited partners.

During the first quarter, the Partnership recorded MID of $285,876. However, the Partnership has not paid MID to the General Partner in 1998. The balance of accrued MID outstanding totaled $640,047 at March 31, 1998. To the extent that cash flow from operations is not sufficient to fund payments of MID along with other Partnership obligations, the Partnership will use its cash reserves to make such payments.

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

        11. Statement regarding computation of net loss per limited partnership unit: Net loss per limited partnership unit is computed by dividing net loss allocated to the limited partners by the number of limited partnership units outstanding. Per unit information has been computed based on 110,170 limited partnership units outstanding in 1998 and 1997.

        27.                Financial   Data   Schedule   for   the quarter ended
                           March 31, 1998.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                        McNEIL REAL ESTATE FUND IX, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                              McNEIL REAL ESTATE FUND IX, Ltd.

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner





May 14, 1998                       By:  /s/  Ron K. Taylor
------------                            ----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                          Investors, Inc.
                                        (Principal Financial Officer)





May 14, 1998                       By:  /s/  Brandon K. Flaming
------------                            ----------------------------------------
Date                                    Brandon K. Flaming
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)