Form 10-Q
period 1998-06-30
MCNEIL REAL ESTATE FUND IX LTD
filed 1998-08-14
CIK 276326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended      June 30, 1998
                                    --------------------------------------------


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------

                        McNEIL REAL ESTATE FUND IX, LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                            June 30,      December 31,
                                                                              1998            1997
                                                                          -------------   ------------
ASSETS
-------

Real estate investments:
   Land ...............................................................   $  6,074,303    $  6,074,303
   Buildings and improvements .........................................     77,596,695      76,812,085
                                                                          ------------    ------------
                                                                            83,670,998      82,886,388
   Less:  Accumulated depreciation ....................................    (51,404,579)    (49,466,952)
                                                                          ------------    ------------
                                                                            32,266,419      33,419,436

Asset held for sale ...................................................      3,096,704       3,009,553

Cash and cash equivalents .............................................      2,037,420       3,330,836
Cash segregated for security deposits .................................        611,818         622,602
Accounts receivable ...................................................         47,346          92,135
Prepaid expenses and other assets .....................................        153,984         181,856
Escrow deposits .......................................................      1,504,529       1,663,701
Deferred borrowing costs, net of accumulated
   amortization of $1,240,585 and $1,144,486 at
   June 30, 1998 and December 31, 1997,
   respectively .......................................................      1,731,448       1,731,025
                                                                          ------------    ------------

                                                                          $ 41,449,668    $ 44,051,144
                                                                          ============    ============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net ...........................................   $ 49,442,784    $ 49,745,307
Accounts payable ......................................................         29,626          99,710
Accrued interest ......................................................        350,536         361,422
Accrued property taxes ................................................        984,563       1,136,213
Other accrued expenses ................................................        204,349         251,555
Payable to affiliates - General Partner ...............................      1,223,336         591,289
Security deposits and deferred rental revenue .........................        618,157         603,703
                                                                          ------------    ------------
                                                                            52,853,351      52,789,199
                                                                          ------------    ------------
Partners' deficit:
   Limited partners - 110,200  limited  partnership  units  authorized;
     110,170 limited partnership units outstanding at June 30, 1998
     and December 31, 1997.............................................     (7,600,764)     (5,509,025)
   General Partner ....................................................     (3,802,919)     (3,229,030)
                                                                          ------------    ------------
                                                                           (11,403,683)     (8,738,055)
                                                                           -----------    ------------
                                                                          $ 41,449,668    $ 44,051,144
                                                                          ============    ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Three Months Ended            Six Months Ended
                                            June 30,                     June 30,
                                   --------------------------   ---------------------------
                                      1998           1997           1998            1997
                                  ------------   ------------   ------------   ------------

Revenue:
   Rental revenue .............   $  5,113,827   $  4,965,754   $ 10,200,536   $  9,834,677
   Interest ...................         27,321         32,738         70,730         91,219
   Gain on involuntary
     conversion ...............              -        417,024              -        417,024
                                  ------------   ------------   ------------   ------------
     Total revenue ............      5,141,148      5,415,516     10,271,266     10,342,920
                                  ------------   ------------   ------------   ------------

Expenses:
   Interest ...................      1,138,818      1,189,734      2,305,343      2,388,561
   Depreciation ...............        976,502      1,089,565      1,937,627      2,130,130
   Property taxes .............        395,283        362,454        790,566        715,757
   Personnel expense ..........        605,381        555,388      1,298,816      1,223,973
   Repair and maintenance .....        696,961        706,491      1,213,386      1,364,548
   Property management
     fees - affiliates ........        253,160        248,578        507,618        490,757
   Utilities ..................        366,137        365,045        815,670        858,314
   Other property operating
     expenses .................        213,724        230,165        506,662        499,429
   General and administrative .        236,719         38,421        421,360         91,633
   General and administrative -
     affiliates ...............        133,417        119,404        254,987        226,628
                                  ------------   ------------   ------------   ------------
     Total expenses ...........      5,016,102      4,905,245     10,052,035      9,989,730
                                  ------------   ------------   ------------   ------------

Net income ....................   $    125,046   $    510,271   $    219,231   $    353,190
                                  ============   ============   ============   ============

Net income (loss) allocated to
   limited partners ...........   $    118,794   $    243,979   $    208,269   $   (170,965)
Net income allocated to
   General Partner ............          6,252        266,292         10,962        524,155
                                  ------------   ------------   ------------   ------------

Net income ....................   $    125,046   $    510,271   $    219,231   $    353,190
                                  ============   ============   ============   ============

Net income (loss) per limited
   partnership unit ...........   $       1.08   $       2.22   $       1.89   $      (1.55)
                                  ============   ============   ============   ============

Distributions per limited
   partnership unit ...........  $           -   $          -   $      20.88   $      20.42
                                  ============   ============   ============   ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

                 For the Six Months Ended June 30, 1998 and 1997

                                                                       Total
                                       General         Limited         Partners'
                                       Partner         Partners        Deficit
                                    ---------------   ------------   -------------
Balance at December 31, 1996 ....   $   (2,798,621)   $(3,029,682)   $ (5,828,303)

Net income (loss) ...............          524,155       (170,965)        353,190

Management Incentive Distribution         (546,307)             -        (546,307)

Distribution to limited partners                 -     (2,250,003)     (2,250,003)
                                    --------------   ------------    ------------

Balance at June 30, 1997 ........   $   (2,820,773)  $ (5,450,650)   $ (8,271,423)
                                    ==============   ============    ============


Balance at December 31, 1997 ....   $   (3,229,030)  $ (5,509,025)   $ (8,738,055)

Net income ......................           10,962        208,269         219,231

Management Incentive Distribution         (584,851)             -        (584,851)

Distribution to limited partners                 -     (2,300,008)     (2,300,008)
                                    --------------   ------------    ------------

Balance at June 30, 1998 ........   $   (3,802,919)  $ (7,600,764)   $(11,403,683)
                                    ==============   ============    ============










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

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                            Six Months Ended
                                                                June 30,
                                                      -----------------------------
                                                          1998            1997
                                                      -------------   -------------
Cash flows from operating activities:
   Cash received from tenants .....................   $ 10,300,637    $  9,823,848
   Cash paid to suppliers .........................     (4,381,859)     (4,123,817)
   Cash paid to affiliates ........................       (715,409)       (745,790)
   Interest received ..............................         70,730          91,219
   Interest paid ..................................     (2,196,582)     (2,255,144)
   Property taxes paid and escrowed ...............       (776,571)       (840,489)
                                                      ------------    ------------
Net cash provided by operating activities .........      2,300,946       1,949,827
                                                      ------------    ------------

Cash flows from investing activities:
   Additions to real estate investments ...........       (871,761)       (891,126)
   Proceeds from mortgage note receivable .........              -       1,550,000
                                                      ------------    ------------
Net cash provided by (used in) investing activities       (871,761)        658,874
                                                      ------------    ------------

Cash flows from financing activities:
   Net proceeds from refinancing mortgage
     note payable .................................         94,036               -
   Principal payments on mortgage notes
     payable ......................................       (420,107)       (441,707)
   Additions to deferred borrowing costs ..........        (96,522)              -
   Management Incentive Distribution ..............              -        (630,662)
   Distributions to limited partners ..............     (2,300,008)     (2,250,003)
                                                      ------------    ------------
Net cash used in financing activities .............     (2,722,601)     (3,322,372)
                                                      ------------    ------------

Decrease in cash and cash equivalents .............     (1,293,416)       (713,671)

Cash and cash equivalents at beginning of
   period .........................................      3,330,836       3,001,521
                                                      ------------    ------------

Cash and cash equivalents at end of period ........   $  2,037,420    $  2,287,850
                                                      ============    ============



The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                   Six Months Ended
                                                       June 30,
                                               ---------------------------
                                                  1998            1997
                                               -----------    ------------
Net income .................................   $   219,231    $   353,190
                                               -----------    -----------

Adjustments to reconcile net income to
   net cash  provided  by  operating
   activities:
   Depreciation ............................     1,937,627      2,130,130
   Amortization of deferred borrowing costs         96,099        114,715
   Amortization of mortgage discounts ......        23,548         22,475
   Gain on involuntary conversion ..........             -       (417,024)
   Changes in assets and liabilities:
     Cash segregated for security deposits .        10,784        (45,989)
     Accounts receivable ...................        44,789        (13,103)
     Prepaid expenses and other assets .....        27,872         44,974
     Escrow deposits .......................       159,172       (106,989)
     Accounts payable ......................       (70,084)             -
     Accrued interest ......................       (10,886)        (3,773)
     Accrued property taxes ................      (151,650)       (39,526)
     Other accrued expenses ................       (47,206)      (102,953)
     Payable to affiliates - General Partner        47,196        (28,405)
     Security deposits and deferred rental
       revenue .............................        14,454         42,105
                                               -----------    -----------
       Total adjustments ...................     2,081,715      1,596,637
                                               -----------    -----------

Net cash provided by operating activities ..   $ 2,300,946    $ 1,949,827
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

                                  June 30, 1998


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                 Six Months Ended
                                                     June 30,
                                              -----------------------
                                                 1998        1997
                                              ----------   ----------

Property management fees - affiliates .       $  507,618   $  490,757
Charged to general and administrative -
  affiliates:
  Partnership administration ..........          254,987      226,628
                                              ----------    ---------

                                              $  762,605   $  717,385
                                              ==========    =========

Charged to General Partner's deficit:
  Management Incentive Distribution ...       $  584,851   $  546,307
                                               =========    =========

NOTE 4.
-------

On March 20, 1998, the Partnership refinanced the Forest Park Village mortgage note. The new mortgage note, in the amount of $5,925,000, bears interest at a variable rate equal to 1.75% plus the London Interbank Offered Rate per annum. The new mortgage note requires monthly interest-only payments and quarterly principal payments in an amount necessary to reduce the principal balance of the note by 5% annually. The maturity date of the new mortgage note is March 20, 2001. Cash proceeds from the refinancing transaction are as follows:

       New mortgage note proceeds...........................     $  5,925,000
       Amount required to payoff existing debt..............        5,830,964
                                                                  -----------

       Cash proceeds from refinancing.......................     $     94,036
                                                                  ===========

The Partnership incurred $75,479 of deferred borrowing costs related to the refinancing of the Forest Park Village mortgage note.

NOTE 5.
-------

On July 30, 1996, the Partnership sold Westridge Apartments to an unaffiliated purchaser for a cash sales price of $2,110,500. The Partnership financed a portion of the sales price by accepting a short-term, $1,550,000 mortgage note. The mortgage note accrued interest at 10.0% per annum and required monthly interest-only payments. On February 5, 1997, the purchaser repaid the $1,550,000 mortgage note to the Partnership together with all accrued interest thereon. Interest revenue earned on the Westridge mortgage note is included in interest on the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------- -----------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At June 30, 1998, the Partnership owned 13 apartment properties. All of the Partnership's properties are subject to mortgage notes.

In March 1998, the Partnership distributed $2,300,008 ($20.88 per limited partnership unit) to the limited partners. The distribution was funded from operations and cash reserves of the Partnership.

RESULTS OF OPERATIONS
---------------------

The Partnership reported net income of $125,046 and $219,231 for the three month and six month periods ended June 30, 1998, a decrease from the $510,271 and $353,190 reported for the same periods of 1997. However, the three month and six month periods ended June 30, 1997 included a $417,024 gain on involuntary conversion. Excluding the gain, the Partnership's income increased $31,799 and $283,065 for the three month and six month periods ended June 30, 1998 as compared to the same periods of 1997.

Revenue:

Rental revenue increased 3.0% and 3.7% for the three month and six month periods ended June 30, 1998 as compared to the same periods of 1997. Rental revenues increased at ten of the Partnership's thirteen properties. Rental revenues increased in excess of 5% at Pennbrook Apartments, Rockborough Apartments, Rolling Hills Apartments, and Ruskin Place Apartments. These properties achieved increased rental revenue through improved rental and occupancy rates. Two of the Partnership's properties, Cherry Hills Apartments and Westgate Apartments, reported rental revenue that was unchanged for the six month period as compared to the same period of 1997. Lantern Tree Apartments reported a 1.9% decrease in rental revenue as the increase in rental rates was not enough to offset increases in vacancy and other rental losses. The remainder of the Partnership's properties reported small increases in rental revenue due to increased rental rates that were partially offset by decreased occupancy rates.

Interest income decreased 17% and 22% for the three month and six month periods ended June 30, 1998 as compared to the same periods of 1997. Included in interest revenue for 1997 was $15,500 of interest on the Westridge mortgage note receivable. The Westridge mortgage note receivable was repaid in full on February 5, 1997. For the second quarter, interest revenue decreased due to decreased amounts of cash and cash equivalents invested in interest bearing accounts.

The Partnership reported a $417,024 gain on involuntary conversion during the second quarter of 1997. No such transaction occurred during 1998.

Expenses:

Partnership expenses increased $110,857 or 2.3% and $62,305 or 0.6% for the three month and six month periods ended June 30, 1998 as compared to the same periods of 1997. Decreases in repair and maintenance expenses and depreciation were offset by increases in property taxes, general and administrative expenses, and general and administrative expenses paid to affiliates.

Repair and maintenance expense decreased 1.3% and 11.1% for the three month and six month periods ended June 30, 1998 as compared to the same periods of 1997. The decrease is attributable to the reduction of total dollars spent on the replacement of carpeting and appliances during 1998 as compared to 1997. In addition, because Cherry Hills Apartments no longer rents apartment units to corporate clients, furniture rental expense decreased $51,713.

Depreciation expense decreased 10.4% and 9.0% for the three month and six month periods ended June 30, 1998 as compared to the same periods of 1997. In accordance with accounting standards, the Partnership ceased depreciating its investment in Sheraton Hills Apartments beginning August 1, 1997, the date the Partnership placed that property on the market for sale.

Property tax expense increased 9.1% and 10.5% for the three month and six month periods ended June 30, 1998 as compared to the same periods of 1997. Local taxing jurisdictions have increased the assessed property values of Berkley Hills Apartments, Heather Square Apartments, Rockborough Apartments, Ruskin Place Apartments, and Sheraton Hills Apartments.

General and administrative expenses increased $198,298 to $236,719 and $329,727 to $421,360 for the three month and six month periods ended June 30, 1998. The increase was principally due to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources). The increase was partially offset by decreases attributable to costs incurred for investor services. During 1997, charges for investor services were provided by a third party vendor and were recorded in general and administrative expenses. Beginning in 1998, investor services have been provided by affiliates of the General Partner. As a consequence, general and administrative expenses paid to affiliates increased $28,359 or 12.5% for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operating activities increased 18% to $2,300,946 for the six months ended June 30, 1998 as compared to the six months ended June 30 1997. Increased cash received from tenants and decreases in property taxes paid accounted for most of the increase in cash provided by operating activities.

The Partnership expended $871,761 for capital improvements during the period ended June 30, 1998, a 2.2% decrease from the amount invested in 1997. Budgeted capital improvements for 1998 total $1,579,000. The General Partner believes these capital improvements are necessary to allow the Partnership to increase its rental revenues in the competitive markets in which the Partnership's properties operate. These expenditures also allow the Partnership to reduce future repair and maintenance expenses from amounts that would otherwise be incurred.

On March 20, 1998, the Partnership refinanced the Forest Park Village mortgage note. The new mortgage note, in the amount of $5,925,000, bears interest at a variable rate equal to 1.75% plus the London Interbank Offered Rate per annum. The new mortgage note requires monthly interest only payments and quarterly principal payments in the amount necessary to reduce the principal balance of the note by 5% annually. The maturity date of the new mortgage note is March 20, 2001. The Partnership realized $94,036 of cash proceeds from the transaction; however, $75,479 of the cash proceeds were used to fund various deferred borrowing costs related to the transaction.

The Partnership used its cash flow from operations as well as its cash reserves to distribute $2,300,008 to the limited partners in March 1998. The distribution amounted to $20.88 per limited partnership unit.

Short-term liquidity:

At June 30, 1998, the Partnership held $2,037,420 of cash and cash equivalents, down $1,293,416 from the balance at the beginning of 1998. The General Partner anticipates that cash generated from operations for the remainder of 1998 will be sufficient to fund the Partnership's budgeted capital improvements and to repay the current portion of the Partnership's mortgage notes. The General
Partner considers the Partnership's cash reserves adequate for anticipated operations for the remainder of 1998.

The Sheraton Hills mortgage note matures October 1, 1998. Although the General Partner placed Sheraton Hills Apartments on the market for sale on August 1, 1997, the General Partner is also negotiating with the holder of the Sheraton Hills mortgage note to extend the maturity date for an additional three years. The General Partner does not expect unusual difficulties in either extending or refinancing the Sheraton Hills mortgage note. However, the sale of Sheraton Hills Apartments is not assured, and if the Partnership is unable to sell or otherwise refinance or extend the Sheraton Hills mortgage note, the Partnership's investment in Sheraton Hills Apartments could be at risk.

Long-term liquidity:

For the long term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the capital improvements made by the Partnership during the past three years will yield improved cash flow from property operations in 1998. Furthermore, the General Partner has budgeted an additional $707,000 of capital improvements for the remainder of 1998.

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

As   previously   announced,    the   Partnership   has   retained   PaineWebber
("PaineWebber"), Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, has provided financial and other information to interested parties and is currently conducting discussions with one such party in an attempt to reach a definitive agreement with respect to a sale transaction. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance that any such agreement will be reached nor the terms thereof.

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the six month periods ended June 30, 1998 and 1997, the Partnership allocated net income of $10,962 and $524,155, respectively, to the General Partner. The Partnership allocated net income of $208,269 and net loss of $170,965 to the limited partners for the six month periods ended June 30, 1998 and 1997, respectively.

On February 28, 1997, the Partnership paid its first distribution, in the amount of $2,250,003, to the limited partners since 1986. An additional $500,000 was distributed to the limited partners on September 16, 1997. Approximately $2,042,000 of the 1997 distributions represents proceeds from the 1996 sale of Westridge Apartments. On March 30, 1998, the Partnership distributed $2,300,008 ($20.88 per limited partnership unit) to the limited partners from the Partnership's cash reserves. In light of the discussions relating to the sale transaction as disclosed, the Partnership is presently deferring any decision with respect to the amount or timing of distributions to limited partners.

For the first six months of 1998, the Partnership recorded MID of $584,851. However, the Partnership has not paid MID to the General Partner in 1998. The balance of accrued MID outstanding totaled $939,022 at June 30, 1998.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after June 30, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case has been stayed pending settlement discussions. While actively working toward a final resolution, there can be no assurances regarding settlement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)     Exhibits.

        Exhibit
        Number             Description
        -------            -----------

        4. Amended and Restated Partnership Agreement, dated November 12, 1991. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1991).

        11. Statement regarding computation of net loss per limited partnership unit: Net loss per limited partnership unit is computed by dividing net loss allocated to the limited partners by the number of limited partnership units outstanding. Per unit information has been computed based on 110,170 limited partnership units outstanding in 1998 and 1997.

        27.                Financial   Data   Schedule   for   the quarter ended
                           June 30, 1998.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

                        McNEIL REAL ESTATE FUND IX, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                McNEIL REAL ESTATE FUND IX, Ltd.

                                By:  McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner





August 14, 1998                 By:  /s/  Ron K. Taylor
---------------                    ---------------------------------------------
Date                                 Ron K. Taylor
                                     President and Director of McNeil
                                      Investors, Inc.
                                     (Principal Financial Officer)





August 14, 1998                 By:  /s/  Brandon K. Flaming
---------------                    ---------------------------------------------
Date                                 Brandon K. Flaming
                                     Vice President of McNeil Investors, Inc.
                                     (Principal Accounting Officer)