Form 10-Q
period 1998-09-30
MCNEIL REAL ESTATE FUND IX LTD
filed 1998-11-16
CIK 276326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended          September 30, 1998
                                      ------------------------------------------


                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-9026
                           ----------


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        McNEIL REAL ESTATE FUND IX, LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                        September 30,          December 31,
                                                                            1998                   1997
                                                                        -------------         -------------
ASSETS
------

Real estate investments:
   Land .........................................................        $  6,074,303         $  6,074,303
   Buildings and improvements ...................................          78,016,893           76,812,085
                                                                         ------------         ------------
                                                                           84,091,196           82,886,388
   Less:  Accumulated depreciation ..............................         (52,393,350)         (49,466,952)
                                                                         ------------         ------------
                                                                           31,697,846           33,419,436

Asset held for sale .............................................           3,122,242            3,009,553

Cash and cash equivalents .......................................           3,148,305            3,330,836
Cash segregated for security deposits ...........................             622,986              622,602
Accounts receivable .............................................              60,021               92,135
Prepaid expenses and other assets ...............................             140,313              181,856
Escrow deposits .................................................           1,154,254            1,663,701
Deferred borrowing costs, net of accumulated
   amortization of $1,152,947 and $1,144,486 at
   September 30, 1998 and December 31, 1997,
   respectively .................................................           1,360,122            1,731,025
                                                                         ------------         ------------

                                                                         $ 41,306,089         $ 44,051,144
                                                                         ============         ============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net .....................................        $ 49,362,167         $ 49,745,307
Accounts payable ................................................                  --               99,710
Accrued interest ................................................             337,797              361,422
Accrued property taxes ..........................................           1,080,106            1,136,213
Other accrued expenses ..........................................             258,401              251,555
Payable to affiliates - General Partner .........................           1,638,250              591,289
Security deposits and deferred rental revenue ...................             615,216              603,703
                                                                         ------------         ------------
                                                                           53,291,937           52,789,199
                                                                         ------------         ------------
Partners' deficit:
   Limited partners - 110,200 limited partnership units
     authorized;  110,170 limited partnership units out-
     standing at September 30, 1998 and December 31, 1997........          (7,876,950)          (5,509,025)
   General Partner ..............................................          (4,108,898)          (3,229,030)
                                                                         ------------         ------------
                                                                          (11,985,848)          (8,738,055)

                                                                         $ 41,306,089         $ 44,051,144
                                                                         ============         ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended                        Nine Months Ended
                                                         September 30,                             September 30,
                                               ---------------------------------         ---------------------------------
                                                   1998                 1997                 1998                 1997
                                               ------------         ------------         ------------         ------------
Revenue:
   Rental revenue .....................        $  5,207,861         $  5,036,799         $ 15,408,397         $ 14,871,476
   Interest on mortgage
     note receivable ..................                  --                   --                   --               15,500
   Other interest .....................              37,198               44,424              107,928              120,143
   Gain on involuntary
     conversion .......................                  --                   --                   --              417,024
                                               ------------         ------------         ------------         ------------
     Total revenue ....................           5,245,059            5,081,223           15,516,325           15,424,143
                                               ------------         ------------         ------------         ------------

Expenses:
   Interest ...........................           1,122,780            1,184,804            3,428,123            3,573,365
   Depreciation .......................             988,771            1,075,547            2,926,398            3,205,677
   Property taxes .....................             395,283              362,454            1,185,849            1,078,211
   Personnel expense ..................             687,523              677,780            1,986,339            1,901,753
   Repair and maintenance .............             719,488              782,963            1,932,874            2,147,511
   Property management
     fees - affiliates ................             256,983              249,934              764,601              740,691
   Utilities ..........................             398,054              385,963            1,213,724            1,244,277
   Other property operating
     expenses .........................             277,705              306,895              784,367              806,324
   General and administrative .........             161,874               42,451              583,234              134,084
   General and administrative -
     affiliates .......................             122,086              108,609              377,073              335,237
                                               ------------         ------------         ------------         ------------
     Total expenses ...................           5,130,547            5,177,400           15,182,582           15,167,130
                                               ------------         ------------         ------------         ------------
Net income (loss) before
   extraordinary items ................             114,512              (96,177)             333,743              257,013
                                               ------------         ------------         ------------         ------------
Extraordinary loss on
   extinguishment of debt .............            (405,235)                  --             (405,235)                  --
                                               ------------         ------------         ------------         ------------

Net income (loss) .....................        $   (290,723)        $    (96,177)        $    (71,492)        $    257,013
                                               ============         ============         ============         ============

Net loss allocated to
   limited partners ...................        $   (276,186)        $   (315,553)        $    (67,917)        $   (486,518)
Net income (loss) allocated to
   General Partner ....................             (14,537)             219,376               (3,575)             743,531
                                               ------------         ------------         ------------         ------------

Net income (loss) .....................        $   (290,723)        $    (96,177)        $    (71,492)        $    257,013
                                               ============         ============         ============         ============

Net loss per limited
   partnership unit ...................        $      (2.51)        $      (2.87)        $       (.62)        $      (4.42)
                                               ============         ============         ============         ============

Distributions per limited
   partnership unit ...................        $         --         $       4.54         $      20.88         $      24.96
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

                        McNEIL REAL ESTATE FUND IX, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

              For the Nine Months Ended September 30, 1998 and 1997

                                                                                               Total
                                                      General             Limited             Partners'
                                                      Partner             Partners             Deficit
                                                 ---------------       -------------        -------------
Balance at December 31, 1996 ............        $   (2,798,621)       $ (3,029,682)        $ (5,828,303)

Net income (loss) .......................               743,531            (486,518)             257,013

Management Incentive Distribution........              (811,230)                 --             (811,230)

Distribution to limited partners ........                    --          (2,749,992)          (2,749,992)
                                                 --------------        ------------         ------------

Balance at September 30, 1997 ...........        $   (2,866,320)       $ (6,266,192)        $ (9,132,512)
                                                 ==============        ============         ============


Balance at December 31, 1997 ............        $   (3,229,030)       $ (5,509,025)        $ (8,738,055)

Net loss ................................                (3,575)            (67,917)             (71,492)

Management Incentive Distribution .......              (876,293)                 --             (876,293)

Distribution to limited partners ........                    --          (2,300,008)          (2,300,008)
                                                 --------------        ------------         ------------

Balance at September 30, 1998 ...........        $   (4,108,898)       $ (7,876,950)        $(11,985,848)
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

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                            Nine Months Ended
                                                                              September 30,
                                                                   ----------------------------------
                                                                        1998                1997
                                                                   -------------        -------------
Cash flows from operating activities:
   Cash received from tenants .............................        $ 15,461,687         $ 14,898,716
   Cash paid to suppliers .................................          (6,353,432)          (6,250,288)
   Cash paid to affiliates ................................            (971,006)          (1,116,056)
   Interest received ......................................             107,928              135,643
   Interest paid ..........................................          (3,271,540)          (3,372,995)
   Property taxes paid and escrowed .......................            (940,983)          (1,100,250)
                                                                   ------------         ------------
Net cash provided by operating activities .................           4,032,654            3,194,770
                                                                   ------------         ------------

Cash flows from investing activities:
   Additions to real estate investments ...................          (1,317,497)          (1,323,219)
   Proceeds from mortgage note receivable .................                  --            1,550,000
   Insurance proceeds for fire damage .....................                  --              494,547
                                                                   ------------         ------------
Net cash provided by (used in) investing activities........          (1,317,497)             721,328
                                                                   ------------         ------------

Cash flows from financing activities:
   Net proceeds from refinancing mortgage
     note payable .........................................             198,107                   --
   Principal payments on mortgage notes
     payable ..............................................            (616,570)            (670,128)
   Additions to deferred borrowing costs ..................            (179,217)                  --
   Management Incentive Distribution ......................                  --             (903,815)
   Distributions to limited partners ......................          (2,300,008)          (2,749,992)
                                                                   ------------         ------------
Net cash used in financing activities .....................          (2,897,688)          (4,323,935)
                                                                   ------------         ------------

Decrease in cash and cash equivalents .....................            (182,531)            (407,837)

Cash and cash equivalents at beginning of
   period .................................................           3,330,836            3,001,521
                                                                   ------------         ------------

Cash and cash equivalents at end of period ................        $  3,148,305         $  2,593,684
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

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                                            Nine Months Ended
                                                                              September 30,
                                                                      -------------------------------
                                                                          1998                1997
                                                                      ------------        -----------
Net income (loss) ............................................        $   (71,492)        $   257,013
                                                                      -----------         -----------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation ..............................................          2,926,398           3,205,677
   Amortization of deferred borrowing costs ..................            144,885             172,073
   Amortization of mortgage discounts ........................             35,323              33,713
   Gain on involuntary conversion ............................                 --            (417,024)
   Extraordinary loss on extinguishment of debt ..............            405,235                  --
   Changes in assets and liabilities:
     Cash segregated for security deposits ...................               (384)            (31,998)
     Accounts receivable .....................................             32,114               8,580
     Insurance proceeds receivable ...........................                 --              (2,198)
     Prepaid expenses and other assets .......................             41,543              80,737
     Escrow deposits .........................................            509,447            (249,119)
     Accounts payable ........................................            (99,710)                 --
     Accrued interest ........................................            (23,625)             (5,416)
     Accrued property taxes ..................................            (56,107)            185,929
     Other accrued expenses ..................................              6,846             (52,916)
     Payable to affiliates - General Partner .................            170,668             (40,128)
     Security deposits and deferred rental
       revenue ...............................................             11,513              49,847
                                                                      -----------         -----------
       Total adjustments .....................................          4,104,146           2,937,757
                                                                      -----------         -----------

Net cash provided by operating activities ....................        $ 4,032,654         $ 3,194,770
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

                               September 30, 1998


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

MID will be paid to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income, as defined, and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or (ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                           Nine Months Ended
                                                              September 30,
                                                       -------------------------
                                                          1998           1997
                                                       ----------     ----------

Property management fees - affiliates .........        $  764,601     $  740,691
Charged to general and administrative -
  affiliates:
  Partnership administration ..................           377,073        335,237
                                                       ----------     ----------

                                                       $1,141,674     $1,075,928
                                                       ==========     ==========

Charged to General Partner's deficit:
  Management Incentive Distribution ...........        $  876,293     $  811,230
                                                       ==========     ==========

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

       New mortgage note proceeds...........................      $ 5,925,000
       Amount required to payoff existing debt..............       (5,830,964)
                                                                  -----------

       Cash proceeds from refinancing.......................      $    94,036
                                                                  ===========

The Partnership incurred $75,479 of deferred borrowing costs related to the refinancing of the Forest Park Village mortgage note.

NOTE 5.
-------

On August 31, 1998, the Partnership refinanced the Rolling Hills mortgage note. The new mortgage note, in the amount of $6,650,000, bears interest at a variable rate equal to 1.75% plus the London Interbank Offered Rate per annum. The new mortgage note requires monthly interest-only payments and quarterly principal payments in an amount necessary to reduce the principal balance of the note by 5% annually. The maturity date of the new mortgage note is September 1, 2001. Cash proceeds from the refinancing transaction are as follows:

       New mortgage note proceeds...........................      $  6,650,000
       Amount required to payoff existing debt..............        (6,545,929)
                                                                  ------------

       Cash proceeds from refinancing.......................      $    104,071
                                                                  ============

The Partnership incurred $74,203 of deferred borrowing costs related to the refinancing of the Rolling Hills mortgage note.

In connection with the refinancing of the Rolling Hills mortgage note, the Partnership wrote off $405,235 of deferred borrowing costs related to the prior mortgage note. The write off of deferred borrowing costs resulted in a $405,235 extraordinary loss shown on the accompanying Statement of Operations.

NOTE 6.
-------

On September 1, 1998, the Partnership and the holder of the Sheraton Hills mortgage note agreed to modify the terms of the Sheraton Hills mortgage note. The mortgage note's interest rate was changed from a variable rate to a 6.9% fixed rate. The maturity date of the mortgage note was extended until November 1, 2001. The Partnership incurred $29,535 of deferred borrowing costs related to the modification of the Sheraton Hills mortgage note.

NOTE 7.
-------

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

NOTE 8.
-------

On April 24, 1996, a fire damaged 12 units at Sheraton Hills Apartments. The cost to repair the fire damage was $562,560, of which, the Partnership received $546,069 in insurance reimbursements. The Partnership recognized a $474,376 gain on involuntary conversion equal to the insurance proceeds received less the adjusted basis of the property damaged by the fire. $417,024 of the gain on involuntary conversion was recognized during the second quarter of 1997 when the Partnership received the bulk of the insurance proceeds. The remainder of the gain was recognized in the fourth quarter of 1997.

NOTE 9.
-------

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing on final Court approval is scheduled for December 17, 1998.

Plaintiff's counsel intend to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At September 30, 1998, the Partnership owned 13 apartment properties. All of the Partnership's properties are subject to mortgage notes.

In March 1998, the Partnership distributed $2,300,008 ($20.88 per limited partnership unit) to the limited partners. The distribution was funded from operations and cash reserves of the Partnership.

RESULTS OF OPERATIONS
---------------------

The Partnership reported a net loss of $290,723 for the three month period ended September 30, 1998, as compared to a net loss of $96,177 for the same period of 1997. For the nine month period ended September 30, 1998, the Partnership's net loss amounted to $71,492 as compared to net income of $257,013 for the same period of 1997. However, the nine month period ended September 30, 1997 included a $417,024 gain on involuntary conversion, while the nine month period ended September 30, 1998 included a $405,235 extraordinary loss on extinguishment of debt. Excluding the gain and the extraordinary loss, the Partnership's income increased $210,689 and $493,754 for the three month and nine month periods ended September 30, 1998 as compared to the same periods of 1997.

Revenue:

Rental revenue increased 3.4% and 3.6% for the three month and nine month periods ended September 30, 1998 as compared to the same periods of 1997. Rental revenues increased at eleven of the Partnership's thirteen properties. The largest increases in rental revenues were reported by Forest Park Village Apartments, Pennbrook Apartments, Rockborough Apartments and Ruskin Place Apartments. These properties achieved increased rental revenue ranging from 4.8% to 7.1% through improved rental and occupancy rates. Cherry Hills Apartments reported rental revenue that was unchanged for 1998 as compared to 1997. Rental revenue at Lantern Tree Apartments decreased 1.8% due to increased vacancy losses. The rest of the Partnership's properties also reported increased vacancy and other rental losses, but were also able to increase base rental rates sufficiently to report increases in rental revenue ranging between 1.9% and 3.7%.

Interest income decreased 16.3% and 20.4% for the three month and nine month periods ended September 30, 1998 as compared to the same periods of 1997. Included in interest revenue for 1997 was $15,500 of interest on the Westridge mortgage note receivable. The Westridge mortgage note receivable was repaid in full on February 5, 1997. The Partnership also had decreased amounts of cash and cash equivalents invested in interest bearing accounts in 1998 as compared to 1997.

The Partnership reported a $417,024 gain on involuntary conversion during the second quarter of 1997. No such transaction occurred during 1998.

Expenses:

Partnership expenses decreased $46,853 or 0.9% and increased $15,452 or 0.1% for the three month and nine month periods ended September 30, 1998, respectively, as compared to the same periods of 1997. Decreases in repair and maintenance expenses and depreciation were offset by increases in property taxes, general and administrative expenses, and general and administrative expenses paid to affiliates.

Repair and maintenance expense decreased 8.1% and 10.0% for the three month and nine month periods ended September 30, 1998, respectively, as compared to the same periods of 1997. The decrease is attributable to the replacement of carpet and appliances, which met the Partnership's criteria for capitalization in 1998 but were expensed in 1997. In addition, because Cherry Hills Apartments no longer rents apartment units to corporate clients, furniture rental expense decreased $61,295.

Depreciation expense decreased 8.1% and 8.7% for the three month and nine month periods ended September 30, 1998, respectively, as compared to the same periods of 1997. In accordance with accounting standards, the Partnership ceased depreciating its investment in Sheraton Hills Apartments beginning August 1, 1997, the date the Partnership placed that property on the market for sale.

Property tax expense increased 9.1% and 10.0% for the three month and nine month periods ended September 30, 1998, respectively, as compared to the same periods of 1997. Local taxing jurisdictions have increased the assessed property values of Berkley Hills Apartments, Heather Square Apartments, Rockborough Apartments, Ruskin Place Apartments, and Sheraton Hills Apartments.

General and administrative expenses increased $119,423 to $161,874 and $449,150 to $583,234 for the three month and nine month periods ended September 30, 1998. The Partnership incurred significant costs in 1998 to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources). The increase was partially offset by decreases attributable to costs incurred for investor services. During 1997, charges for investor services were provided by a third party vendor and were recorded in general and administrative expenses. Beginning in 1998, investor services have been provided by affiliates of the General Partner. As a consequence, general and administrative expenses paid to affiliates increased $41,836 or 12.5% for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

In connection with the recent refinancing of the Rolling Hills mortgage note, the Partnership wrote off $405,235 of unamortized deferred borrowing costs associated with the prior Rolling Hills mortgage note. The write off resulted in a $405,235 extraordinary loss.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operating activities increased 26% to $4,032,654 for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Increased cash received from tenants and decreases in property taxes paid and cash paid to affiliates accounted for most of the increase in cash provided by operating activities.

The Partnership expended $1,317,497 for capital improvements during the period ended September 30, 1998, comparable to the amount invested in 1997. Budgeted capital improvements for 1998 total $1,579,000. The General Partner believes these capital improvements are necessary to allow the Partnership to increase its rental revenues in the competitive markets in which the Partnership's properties operate. These expenditures also allow the Partnership to reduce future repair and maintenance expenses from amounts that would otherwise be incurred.

During the first nine months of 1998, the Partnership refinanced the Forest Park Village mortgage note and the Rolling Hills mortgage note. The new mortgage notes both bear interest at a variable rate equal to 1.75% plus the London Interbank Offered Rate per annum. Both mortgage notes have three year terms. Proceeds from the refinancing transactions amounted to only $198,107, of which $149,682 was used to fund various deferred borrowing costs related to the new mortgages.

On September 1, 1998, the Partnership and the holder of the Sheraton Hills mortgage note agreed to modify the Sheraton Hills mortgage note. Terms of the modification changed the interest rate from a variable rate to a fixed rate equal to 6.9% per annum. More importantly, the modification extended the maturity date of the mortgage note to November 1, 2001. The Partnership incurred $29,535 of deferred borrowing costs related to the modification of the Sheraton Hills mortgage note.

The Partnership used its cash flows from operations to distribute $2,300,008 to the limited partners in March 1998. The distribution amounted to $20.88 per limited partnership unit.

Short-term liquidity:

At September 30, 1998, the Partnership held $3,148,305 of cash and cash equivalents, down $182,531 from the balance at the beginning of 1998. The General Partner anticipates that cash generated from operations for the remainder of 1998 will be sufficient to fund the Partnership's budgeted capital improvements and to repay the current portion of the Partnership's mortgage notes. The General Partner considers the Partnership's cash reserves adequate for anticipated operations for the remainder of 1998.

As a result of the mortgage note modification and refinancing transactions discussed above, the Partnership's next maturing mortgage note is not until February 2000.

Long-term liquidity:

For the long term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the capital improvements made by the Partnership during the past three years will yield improved cash flow from property operations in 1998. Furthermore, the General Partner has budgeted approximately $262,000 of additional capital improvements for the remainder of 1998.

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

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, has provided financial and other information to interested parties and is currently conducting discussions with one such party in an attempt to reach a definitive agreement with respect to a sale transaction. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance that any such agreement will be reached nor the terms thereof.

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the nine month periods ended September 30, 1998 and 1997, the Partnership allocated net loss of $67,917 and $486,518, respectively, to the limited partners. The Partnership allocated net loss of $3,575 and net income of $743,531 to the General Partner for the nine month periods ended September 30, 1998 and 1997, respectively.

During 1997, the Partnership distributed $2,749,991 to the limited partners. Approximately $2,042,000 of the 1997 distributions represents proceeds from the 1996 sale of Westridge Apartments. On March 30, 1998, the Partnership distributed $2,300,008 ($20.88 per limited partnership unit) to the limited partners from the Partnership's cash reserves. In light of the discussions relating to a sale transaction as disclosed, the Partnership is presently deferring any decision with respect to the amount or timing of distributions to limited partners.

For the first nine months of 1998, the Partnership recorded MID of $876,293. However, the Partnership has not paid MID to the General Partner in 1998. The balance of accrued MID outstanding totaled $1,230,464 at September 30, 1998.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after September 30, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

Other Information:

Management has reviewed its information technology infrastructure to identify any systems that could be affected by the year 2000 problem. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations. The information systems used by the Partnership for financial reporting and significant accounting functions were made year 2000 compliant during recent systems conversions.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management intends to inventory all such systems and query suppliers, vendors and manufacturers to determine year 2000 compliance. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant. Management is in the process of identifying those risks as well as developing a contingency plan to mitigate potential adverse effects from non-compliance.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing on final Court approval is scheduled for December 17, 1998.

Plaintiff's counsel intend to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

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

        27.                Financial  Data  Schedule   for  the  quarter   ended
                           September 30, 1998.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

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





November 16, 1998                 By: /s/  Ron K. Taylor
-----------------                    -------------------------------------------
Date                                  Ron K. Taylor
                                      President and Director of McNeil
                                       Investors, Inc.
                                      (Principal Financial Officer)





November 16, 1998                 By: /s/  Brandon K. Flaming
-----------------                    -------------------------------------------
Date                                  Brandon K. Flaming
                                      Vice President of McNeil Investors, Inc.
                                      (Principal Accounting Officer)