Form 10-K405
period 1998-12-31
MCNEIL REAL ESTATE FUND IX LTD
filed 1999-03-31
CIK 276326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K405

[x]  ANNUAL  REPORT PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the fiscal year ended        December 31, 1998
                                ------------------------------------------------

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

                                TOTAL OF 46 PAGES

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

On January 10, 1979, a Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $55,000,000 of limited partnership units ("Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on September 7, 1979, with 110,000 Units sold at $500 each, or gross proceeds of $55,000,000 to the Partnership. In addition, the original general partners purchased an additional 200 Units for $100,000. In 1993, 30 Units were relinquished leaving 110,170 Units outstanding at December 31, 1998.

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

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential real estate and other real estate related assets. At December 31, 1998, the Partnership owned thirteen income-producing properties as described in Item 2 - Properties.

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

Business Plan:

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

The Partnership placed Sheraton Hills Apartments on the market for sale effective August 1, 1997.

Competitive Conditions:

Since the principal business of the Partnership is to own and operate real estate, the Partnership is subject to all of the risks incident to ownership of real estate and interests therein, many of which relate to the illiquidity of this type of investment. These risks include changes in general or local economic conditions, changes in supply or demand for competing properties in an area, changes in interest rates and availability of permanent mortgage funds which may render the sale or refinancing of a property difficult or unattractive, changes in real estate and zoning laws, increases in real property tax rates and Federal or local economic or rent controls. The illiquidity of real estate investments generally impairs the ability of the Partnership to respond promptly to changed circumstances. The Partnership competes with numerous established companies, private investors (including foreign investors), real estate investment trusts, limited partnerships and other entities (many of which have greater resources than the Partnership) in connection with the sale, financing and leasing of properties. The impact of these risks on the
Partnership, including losses from operations and foreclosure of the Partnership's properties, is described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. See Item 2 - Properties for a discussion of competitive conditions at the Partnership's properties.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

Environmental Matters:

Environmental laws create potential liabilities that may affect property owners. The environmental laws of Federal and certain state governments, for example, impose liability on current and certain past owners of property from which there is a release or threat of release of hazardous substances. This liability includes costs of investigation and remediation of the hazardous substances and natural resource damages. Liability for costs of investigation and remediation is strict and may be imposed irrespective of whether the property owner was at fault, although there are a number of defenses. Both governments and third parties may seek recoveries under these laws.

Third parties also may seek recovery under the common law for damages to their property or person, against owners of property from which there has been a release of hazardous and other substances.

The presence of contamination or the failure to remediate contaminations may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

Various buildings at properties do or may contain building materials that are the subject of various regulatory programs intended to protect human health. Such building materials include, for example, asbestos, lead-based paint, and lead plumbing components. The Company has implemented programs to deal with the presence of those materials, which include, as appropriate, reduction of potential exposure situations. The Company does not believe that the costs of such programs are likely to have a material adverse effect. Failure to implement such programs can result in regulatory violations or liability claims resulting from alleged exposure to such materials.

In connection with the proposed sale transaction as more fully described above, Phase I environmental site assessments have been completed for each property owned by the Partnership. Such environmental assessments performed on the properties have not revealed any environmental liability that the Partnership believes would have a material adverse effect on the Partnership's business, assets, or results of operations. The Partnership has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of its properties. There can be no assurances, however, that environmental liabilities have not developed since such environmental assessments were prepared, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

Other Information:

In August 1995, High River Limited Partnership, a Delaware limited partnership controlled by Carl C. Icahn ("High River") made an unsolicited tender offer to purchase from holders of Units up to approximately 45% of the outstanding Units of the Partnership for a purchase price of $143 per Unit. In September 1996, High River made another unsolicited tender offer to purchase any and all of the outstanding Units of the Partnership for a purchase price of $180 per Unit. In addition, High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the tender offers made with respect to the Partnership and not tender their Units. The General Partner believes that as of February 1, 1999, High River has purchased approximately 14.2% of the outstanding Units pursuant to the tender offers. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the tender offers have been dismissed without prejudice.

ITEM 2.  PROPERTIES
-------  ----------

The table below sets forth the real estate investment portfolio of the Partnership at December 31, 1998. The buildings and the land on which they are located are owned by the Partnership in fee, subject in each case to a first lien deed of trust as set forth more fully in Item 8 - Note 5 - "Mortgage Notes Payable." See also Item 8 - Note 4 - "Real Estate Investments" and Schedule III
- "Real Estate Investments and Accumulated Depreciation." In the opinion of management, the properties are adequately covered by insurance.

                                              Net Basis                            1998               Date
Property              Description            of Property          Debt          Property Tax        Acquired
--------              -----------          ---------------   --------------    -------------        --------
Real Estate Investments:

Berkley Hills (1)     Apartments
Madison, TN           251 units            $     1,930,102   $    3,163,101    $      82,176           6/79

Cherry Hills (2)      Apartments
Wichita, KS           348 units                  3,907,920        4,386,254           78,722           6/80

Forest Park
  Village (3)         Apartments
Columbus, OH          376 units                  3,336,937        5,925,000          194,155           12/79

Heather Square        Apartments
Dallas, TX            288 units                  3,583,673        2,983,359          187,113           10/79

Lantern Tree (4)      Apartments
Omaha, NE             110 units                  1,270,282        2,275,537           65,398           7/79

Meridian West (5)     Apartments
Puyallup, WA          181 units                  2,069,819        3,173,307           82,063           1/80

Pennbrook (6)         Apartments
Dallas, TX            216 units                  2,865,573        3,099,899          167,907           1/80

Rockborough (7)       Apartments
Addison, TX           136 units                  1,976,807        2,094,218           81,556           1/80

Rolling Hills (8)     Apartments
Louisville, KY        400 units                  3,198,082        6,650,000           78,294           9/79



                                              Net Basis                            1998               Date
Property              Description            of Property          Debt          Property Tax        Acquired
--------              -----------          ---------------   --------------    -------------        --------

Ruskin Place (9)      Apartments
Lincoln, NE           270 units                  2,665,592        4,460,660          152,874           12/79

Westgate (10)         Apartments
Lansing, MI           264 units                  2,420,779        5,697,461          136,628           12/79

Williamsburg (11)     Apartments
Shreveport, LA        194 units                  2,024,194        2,577,772           81,919           12/79
                                            --------------    -------------     ------------

                                           $    31,249,760   $   46,486,568    $   1,388,805
                                            ==============    =============     ============

Asset Held for Sale:

Sheraton Hills        Apartments
Nashville, TN         272 units            $     3,140,461   $    2,702,620    $     110,889            6/79
                                            ==============    =============     ============
----------------------------

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

(11)       Williamsburg  Apartments   is  owned by Williamsburg  Fund IX Limited
           Partnership which is wholly-owned by the Partnership.

The following table sets forth the properties' occupancy rate and rent per square foot for each of the last five years:

                                        1998           1997            1996           1995           1994
                                    -------------  -------------  --------------  -------------  ----------
Real Estate Investments:

Berkley Hills
   Occupancy Rate............             93%            94%            93%            98%             98%
   Rent Per Square Foot......       $    6.31       $   6.10       $   5.94        $  5.69         $  5.35

Cherry Hills
   Occupancy Rate............             89%            98%            95%            89%             89%
   Rent Per Square Foot......       $    6.45       $   6.50       $   6.21        $  5.75         $  5.80

Forest Park Village
   Occupancy Rate............             93%            90%            90%            85%             92%
   Rent Per Square Foot......       $    6.68       $   6.26       $   6.24        $  5.80         $  5.57

Heather Square
   Occupancy Rate............             96%            98%            97%            99%             99%
   Rent Per Square Foot......       $    8.24       $   7.94       $   7.60        $  7.00         $  6.61

Lantern Tree
   Occupancy Rate............             88%            91%            89%            99%             99%
   Rent Per Square Foot......       $    7.74       $   7.79       $   7.61        $  7.58         $  7.07

Meridian West
   Occupancy Rate............             97%            93%            95%            93%             90%
   Rent Per Square Foot......       $    8.05       $   7.75       $   7.39        $  7.18         $  6.99

Pennbrook
   Occupancy Rate............             98%            96%            97%            98%             94%
   Rent Per Square Foot......       $    8.86       $   8.43       $   8.12        $  7.62         $  7.23

Rockborough
   Occupancy Rate............             98%            96%            99%            97%             99%
   Rent Per Square Foot......       $    8.93       $   8.42       $   8.25        $  7.80         $  7.40

Rolling Hills
   Occupancy Rate............             93%            97%            95%            94%             97%
   Rent Per Square Foot......       $    5.06       $   4.92       $   4.81        $  4.66         $  4.33


                                        1998           1997            1996           1995           1994
                                    -------------  -------------  --------------  -------------  ----------
Real Estate Investments:

Ruskin Place
   Occupancy Rate............             97%            99%            94%            97%             96%
   Rent Per Square Foot......       $    7.55       $   7.20       $   7.08        $  6.78         $  6.47

Westgate
   Occupancy Rate............             89%            92%            87%            86%             92%
   Rent Per Square Foot......       $    6.97       $   6.83       $   6.52        $  6.66         $  6.51

Williamsburg
   Occupancy Rate............             93%            93%            92%            95%             99%
   Rent Per Square Foot......       $    6.53       $   6.41       $   6.39        $  6.22         $  5.86

Asset Held for Sale:

Sheraton Hills
   Occupancy Rate............             96%            96%            90%            98%             97%
   Rent Per Square Foot......       $    6.46       $   6.26       $   5.72        $  5.53         $  5.14

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

Competitive Conditions
----------------------

Real Estate Investments:

Berkley Hills Apartments
------------------------

New construction is beginning to have an effect on Berkley Hills Apartments and the surrounding Nashville area. Rental specials were prevalent throughout 1998 and are expected to continue in 1999. Market occupancy rates have fallen from the high to the mid 90's. Berkley Hills works to maintain occupancy levels through resident retention and outside marketing programs. Continuing capital improvements are necessary for Berkley Hills to remain competitive with nearby apartment communities. Most of the new construction is directed at upscale single residents, while Berkley Hills targets middle class families and singles.

Cherry Hills Apartments
-----------------------

Cherry Hills Apartments is one of Wichita's finer apartment communities in terms of interior and exterior appearance. However, layoffs at local employers during the fourth quarter of 1998, combined with new apartment projects in the Wichita area are causing decreased occupancy, decreased rental rates, increased marketing expenditures and special promotions throughout the market. Cherry Hills year-end occupancy rate of 89% trails the market average of 91%. Rental rates, which have been higher than competitors' rates, are being adjusted until occupancy stabilizes.

Forest Park Village Apartments
------------------------------

Forest Park Village Apartments expects to complete a five-year capital improvement program later this year. Exterior renovations are largely complete, and interior upgrades are in process. The capital program is needed to allow the property to compete with numerous other apartment communities in the Northeast Columbus submarket. Forest Park Village represents a common property in the submarket, with no distinguishing characteristics other than basements in all its units. The submarket is very competitive, and many of the competing properties have been renovated in the past few years.

Heather Square Apartments
-------------------------

Occupancy rates at Heather Square Apartments typically run 1 or 2 percentage points above the market due to the excellent curb appeal of the property. The property also is able to command rental rates slightly higher than most of its competition. Competition is mixed in the Dallas submarket where Heather Square is located. As long as the local economy remains strong, it is anticipated that the property will do well in competition with both older properties and new construction under development. Annual absorption of apartment units in the property's submarket has roughly equaled newly constructed units in the past three years.

Lantern Tree Apartments
-----------------------

New apartment construction and staffing turnover contributed to increased vacancy at Lantern Tree during 1998. However, the property has a desirable location, close to a newly developed business park. Lantern Tree compares well with its competition due to spacious and attractive floor plans. A turnaround in occupancy rates is expected at Lantern Tree as new construction is absorbed, and a stable staff contributes operating efficiencies. The property appeals to single, upper-middle class residents. The principal competitive disadvantage of the property is its location which is set back from the main thoroughfare reducing its drive-by visibility.

Meridian West Apartments
------------------------

The economy in Meridian West Apartments' submarket remains strong, leading to improved operating results at the property. Vacancy losses decreased in both 1997 and 1998. The property increased base rental rates in 1997 and 1998, after a period of no or very small increases. The improved cash flow is being reinvested in the property to improve the competitiveness of the property. Meridian West competes primarily with better quality apartment communities, and thus the Partnership generally expects rental and occupancy rates lower than local market rates.

Pennbrook Apartments
--------------------

Pennbrook Apartments' year end occupancy rate of 98% exceeds the 95% average of the Dallas submarket where the property is located. Extensive capital improvements during 1991-1993 have positioned the property to compete effectively for the middle-class, single residents that dominate its resident profile. The Dallas market is expected to remain strong. For the past three years, new apartment construction has roughly equaled the number of apartment units absorbed by the market. New construction is generally marketed toward the higher end of the market, and should have little effect on Pennbrook.

Rockborough Apartments
----------------------

Rockborough Apartments boasts excellent curb appeal, which has enabled the property to maintain occupancy levels above the 96% average occupancy for the property's submarket. Rockborough compares well to the established apartment communities in the area. There is new construction in the area, but rental rates are substantially higher than the rates charged at Rockborough. The Dallas area economy is expected to remain strong. Most of the new construction in the area will be for high-quality apartment communities, and should have little effect on Rockborough.

Rolling Hills Apartments
------------------------

The area surrounding Rolling Hills Apartments continues to experience strong growth. Capital improvements at Rolling Hills the past three years have upgraded the property to compete more effectively with the high-quality apartment communities in the immediate area. Rolling Hills offers the largest floor plans in the area. The unit interiors are being updated to better compete with the newer properties in Rolling Hills' submarket. The property's average occupancy rate is in line with the Louisville market's 93% average, but average rental rates are lower than market rates. Rolling Hills is a good quality property competing against properties of even better quality.

Ruskin Place Apartments
-----------------------

Vinyl residing at Ruskin Place Apartments has improved the property's curb appeal and resulted in a year-end occupancy rate of 97% as compared to the market's 93%. Ruskin Place Apartments has steadily improved its performance over the past several years despite competitive pressures from newer apartment properties in the Lincoln market. The newer properties and new construction in progress have put upward pressure on local rental rates. Ruskin Place Apartments has been able to offer its units at lower, but still rising rental rates. This trend is expected to continue given the population increases and stable economic conditions in the local area.

Westgate Apartments
-------------------

The exterior appearance of Westgate Apartments is much improved as a result of several capital projects completed during 1997 and 1998. Additional capital improvements are needed at Westgate to maintain the property's position in the market. The exterior and interiors of the units are dated. Occupancy rates are averaging four percentage points below competing properties, and rental rates are averaging approximately 85% of the average rental rates charged by competing properties. Nine percent of Westgate's units are three and four bedroom floor plans, which are the only three and four bedroom units in the area. The local economy is doing very well, with unemployment at 2.6%. The property also has a good location in a desirable school district.

Williamsburg Apartments
-----------------------

Competition from new and refurbished apartment communities is putting pressure on Williamsburg Apartments' financial performance. Although the occupancy rate remains slightly above the city-wide average, rental rate increases will be limited for the next year or two. Improvements in cost controls and resident retention will be key to improved operating results. The property is in good condition, with only minor capital improvements needed. The property offers attractive floor plans with interiors that are being upgraded with new fixtures. Nearby Barksdale Air Force Base and a growing gambling industry provide the employment base for many of the property's tenants.

Asset Held for Sale:

Sheraton Hills Apartments
-------------------------

The year-end occupancy rate at Sheraton Hills Apartments was 96%, above the submarket's average of 94%. The Nashville apartment market is overbuilt, and developers are planning new apartment projects for 1999. Although Sheraton Hills will not compete directly with the new construction, the new construction will tend to slow the increases in rental rates that older properties may expect in coming years. Sheraton Hills will continue to focus on selected capital improvements and its excellent reputation for service that has promoted decreased tenant turnover. On August 1, 1997, the Partnership placed Sheraton Hills on the market for sale.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P., - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing for Final Approval of Settlement, initially scheduled for December 17, 1998, has been continued to May 25, 1999.

Because McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. would be part of the transaction contemplated in the settlement and Plaintiffs claim that an effort should be made to sell the McNeil Partnerships, Plaintiffs have included allegations with respect to McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. in the third consolidated and amended complaint.

Plaintiff's counsel intends to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

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
        -------------------------------

(A) There is no established public trading market for limited partnership units, nor is one expected to develop.

(B)      Title of Class                       Number of Record Unit Holders
         --------------                       -----------------------------

         Limited partnership units            4,102 as of February 1, 1999

(C) The Partnership paid distributions of $2,300,008 and $2,749,992 to the limited partners in 1998 and 1997, respectively. During the last week of March 1999, the Partnership distributed approximately $749,000 to limited partners of record as of March 1, 1999. The Partnership accrued distributions of MID of $1,164,510 and $1,137,022 for the benefit of the General Partner for the years ended December 31, 1998 and 1997, respectively, of which $1,518,681 remains unpaid at December 31, 1998. See
      Item 8 - Note 2 - "Transactions with Affiliates." See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the likelihood that the Partnership will continue distributions to the limited partners.

ITEM 6. SELECTED FINANCIAL DATA
------- -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.

Statements of                                                          Years Ended December 31,
Operations                                  1998             1997             1996             1995              1994
------------------                     ------------      ------------     ------------      ------------     ------------
Rental revenue ...................     $ 20,638,884      $ 19,947,518     $ 19,732,110      $ 19,123,434     $ 18,202,306
Total revenue ....................       20,818,593        20,616,269       19,964,950        19,567,182       18,642,220
Net income (loss) before
  extraordinary items ............          483,203           977,262         (293,982)         (328,996)        (387,787)
Extraordinary items ..............         (405,235)               --               --                --               --
Net income (loss) ................           77,968           977,262         (293,982)         (328,996)        (387,787)

Net income (loss) per limited
  partnership unit:
Net income (loss) before
  extraordinary items ............     $       4.17      $       2.46     $     (13.21)     $      (9.19)    $      (9.21)
Extraordinary items ..............            (3.50)               --               --                --               --
                                       ------------      ------------     ------------      ------------      ------------
Net income (loss) ................     $        .67      $       2.46     $     (13.21)     $      (9.19)    $      (9.21)
                                       ============      ============     ============      ============      ============

Distributions per limited
  partnership unit: ..............     $      20.88      $      24.96     $         --      $         --     $         --
                                       ============      ============     ============      ============      ============

                                                                           December 31,
Balance Sheets                             1998              1997             1996              1995             1994
--------------                         ------------      ------------     ------------      ------------     ------------

Real estate investments, net...        $ 31,249,760      $ 33,419,436     $ 38,308,605      $ 42,434,162     $ 42,830,552
Asset held for sale............           3,140,461         3,009,553               --                --               --
Total assets...................          41,373,306        44,051,144       47,650,109        49,970,886       51,749,891
Mortgage notes payable, net....          49,189,188        49,745,307       50,600,006        51,390,822       52,098,952
Partners' deficit..............         (12,124,605)       (8,738,055)      (5,828,303)       (4,440,760)      (3,001,001)

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The Partnership sold Westridge Apartments on July 30, 1996.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At the end of 1998, the Partnership owned thirteen apartment properties. All of the Partnership's properties are subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

1998 compared to 1997

Revenues:

Rental revenue increased $691,366 or 3.5% in 1998 as compared to rental revenue earned in 1997. Rental revenue increased at 11 of the Partnership's 13 properties. All of the Partnership's properties increased base rental rates during 1998. The increased base rental rates were complemented by increased average occupancy rates at Forest Park Village Apartments, Rockborough Apartments, Pennbrook Apartments and Ruskin Place Apartments. These four properties increased their total rental revenue by 7.0%, 6.1%, 5.1% and 4.9%, respectively. Average vacancy and other rental losses were unchanged at Berkley Hills Apartments and Meridian West Apartments. These two properties reported increased rental revenue of 3.6% and 3.8%, respectively. Increased base rental rates were partially offset by increased vacancy and other rental losses at Heather Square Apartments, Rolling Hills Apartments, Sheraton Hills Apartments, Westgate Apartments and Williamsburg Apartments. These five properties reported increased rental revenue of 3.7%, 2.9%, 3.2%, 2.0% and 2.0%, respectively. Increased base rental rates were more than offset by increased vacancy and other losses at Cherry Hills Apartments and Lantern Tree Apartments. These two properties reported 0.7% and 0.6% decreases, respectively, in net rental revenue for the year.

Interest revenue decreased 7.5% due to a decrease in the average balance of Partnership cash and cash equivalents invested in interest-bearing accounts.

The Partnership reported a one-time gain on involuntary conversion in 1997 relating to a fire at Sheraton Hills Apartments. No such gain was reported in 1998.

Expenses:

Partnership expenses increased $696,383 or 3.5% in 1998 as compared to 1997. Most expense items were comparable in 1998 to amounts reported in 1997. The Partnership reported significant increases in personnel expenses, general and administrative expenses, and general and administrative expenses paid to affiliates.

Personnel expenses increased $294,846 or 12.2% in 1998 as compared to 1997. The Partnership increased wage and salary rates and benefits in order to retain property personnel in a competitive job market. The increases were reported by all of the Partnership's properties, but were especially noticeable at Rolling Hills Apartments, Pennbrook Apartments, Westgate Apartments and Williamsburg Apartments. Increased personnel costs at these four properties exceeded 14%.

General and administrative expenses increased $612,466 to $778,596 in 1998. The increase was attributable to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

General and administrative expenses paid to affiliates increased $41,034 or 9.0% in 1998 as compared to 1997. Costs associated with investor relation services were charged to general and administrative during 1997. Investor relation services, beginning in 1998, are now provided by an affiliate, which accounts for the increase in general and administrative expenses paid to affiliates.

The Partnership incurred a $405,235 extraordinary loss in 1998. The Partnership refinanced the Rolling Hills mortgage note during 1998. Unamortized deferred borrowing costs associated with the prior mortgage note amounted to $405,235. The Partnership wrote off the unamortized costs when the Partnership closed escrow on the new Rolling Hills mortgage note.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the three year period ended December 31, 1998, the Partnership's net income totaled $761,248. During the same three year period, the Partnership generated $14,217,621 of cash flow from operating activities. Cash provided by operating activities increased $459,526 or 9.5% in 1998 as compared to 1997. A 9.2% increase in cash paid to suppliers was more than offset by an increase in cash received from tenants and decreases in interest paid, property taxes paid and escrowed, and cash paid to affiliates.

The Partnership continued to invest in capital improvements at its properties during 1998. The Partnership invested $1,841,522 in capital improvements during 1998. These expenditures are necessary to allow the Partnership's aging properties to maintain their appeal to current and prospective tenants. The Partnership has budgeted an additional $1,601,000 for capital improvements in 1999.

The Partnership refinanced the Forest Park Village mortgage note and the Rolling Hills mortgage note during 1998. Proceeds from the refinancings were minimal, only $198,107. Most of the proceeds from the refinancings were used to pay deferred borrowing costs associated with the new borrowings. The refinancings reduced the interest rates on the two mortgage notes from 9.13% to 6.97% for Forest Park Village, and from 9.25% to 7.00% for Rolling Hills. However, the new interest rates are variable rates based on the London Interbank Offered Rate. The Partnership also modified and extended the Sheraton Hills mortgage note during 1998. The interest rate on the modified note was changed from a variable rate to a fixed rate of 6.90%. The Partnership's next maturing mortgage note is the Pennbrook mortgage note, which matures in February 2000. The General Partner has begun exploring financing alternatives for the Pennbrook mortgage note.

Short-term liquidity:

At December 31, 1998, the Partnership held cash and cash equivalents of $3,166,577, a decrease of $164,259 from the balance at the end of 1997. The General Partner anticipates that cash generated from operations during 1999 will be sufficient to fund the partnership's operating expenses, budgeted capital improvements, and monthly debt service requirements. Cash reserves are adequate for anticipated operations during 1999.

Though reduced in scope from amounts incurred in previous years, the Partnership will continue to invest substantial sums in capital improvements for the Partnership's properties. The Partnership has budgeted $1,601,000 for capital improvements for 1999. The General Partner believes these capital improvements are necessary to allow the Partnership to increase its rental revenues in the competitive markets in which the Partnership's properties operate. These expenditures also allow the Partnership to reduce future repair and maintenance expenses from amounts that would otherwise be incurred.

Long-term liquidity:

For the long term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the approximately $6.3 million of capital improvements made by the Partnership during the past three years will yield improved cash flow from property operations in 1999.

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

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the years ended December 31, 1998, 1997 and 1996, net income of $3,898, $706,613 and $1,161,697, respectively, was allocated to the General Partner. The limited partners received allocations of net income of $74,070 and $270,649 and an allocation of net loss of $1,455,679 for the years ended December 31, 1998, 1997 and 1996, respectively.

The Partnership distributed $2,300,008 and $2,749,992 to the limited partners in 1998 and 1997, respectively. Approximately $2,042,000 of the 1997 distribution represented proceeds from the sale of Westridge Apartments. The rest of 1997's distribution, and 1998's distribution represented distributions of cash flow from operations and from cash reserves of the Partnership. During the last week of March 1999, the Partnership distributed approximately $749,000 to the limited partners of record as of March 1, 1999. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support additional distributions to the limited partners.

The Partnership paid $903,815 and $1,370,360 of MID to the General Partner in 1997 and 1996, respectively. No MID payments were paid to the General Partner during 1998. The General Partner has elected to defer payment of administrative reimbursements and MID so that the Partnership can pay distributions to the limited partners.

YEAR 2000 DISCLOSURE
--------------------

State of readiness
------------------

The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations.

Management has assessed its information technology ("IT") infrastructure to identify any systems that could be affected by the year 2000 problem. The IT used by the Partnership for financial reporting and significant accounting functions was made year 2000 compliant during recent systems conversions. The software utilized for these functions are licensed by third party vendors who have warranted that their systems are year 2000 compliant.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management has inventoried all such systems and queried suppliers, vendors and manufacturers to determine year 2000 compliance. Management will complete assessment of findings by May 1, 1999. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant.

Cost
----

The cost of IT and embedded technology systems testing and upgrades is not expected to be material to the Partnership. Because all the IT systems have been upgraded over the last three years, all such systems were compliant, or made compliant at no additional cost by third party vendors. Management anticipates the costs of assessing, testing, and if necessary replacing embedded technology components will be less than $50,000. Such costs will be funded from operations of the Partnership.

Risks
-----

Ultimately, the potential impact of the year 2000 issue will depend not only on the corrective measures the Partnership undertakes, but also on the way in which the year 2000 issue is addressed by government agencies and entities that provide services or supplies to the Partnership. Management has not determined the most likely worst case scenario to the Partnership. As management studies the findings of its property systems assessment and testing, management will develop a better understanding of what would be the worst case scenario. Management believes that progress on all areas is proceeding and that the Partnership will experience no adverse effect as a result of the year 2000 issue. However, there is no assurance that this will be the case.

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management will assess these risks and develop plans to mitigate possible failures by June, 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------- ----------------------------------------------------------

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------


                                                                                                      Page
                                                                                                      Number

INDEX TO FINANCIAL STATEMENTS

Financial Statements:

   Report of Independent Public Accountants.......................................                       20

   Balance Sheets at December 31, 1998 and 1997...................................                       21

   Statements of Operations for each of the three years in the period
      ended December 31, 1998.....................................................                       22

   Statements of Partners' Deficit for each of the three years in the
      period ended December 31, 1998..............................................                       23

   Statements of Cash Flows for each of the three years in the
      period ended December 31, 1998..............................................                       24

   Notes to Financial Statements..................................................                       26

   Financial Statement Schedule:

      Schedule III - Real Estate Investments and Accumulated
         Depreciation.............................................................                       37




All other schedules are omitted because they are not applicable or the financial information required is included in the financial statements or the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
McNeil Real Estate Fund IX, Ltd.:


We have audited the accompanying balance sheets of McNeil Real Estate Fund IX, Ltd. (a California limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund IX, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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


/s/  Arthur Andersen LLP


Dallas, Texas
    March 19, 1999

                        McNEIL REAL ESTATE FUND IX, LTD.

                                 BALANCE SHEETS

                                                                          December 31,
                                                                ---------------------------------
                                                                     1998               1997
                                                                -------------       -------------
ASSETS
------

Real estate investments:
   Land ................................................        $  6,074,303         $  6,074,303
   Buildings and improvements ..........................          78,522,699           76,812,085
                                                                ------------         ------------
                                                                  84,597,002           82,886,388
   Less:  Accumulated depreciation .....................         (53,347,242)         (49,466,952)
                                                                ------------         ------------
                                                                  31,249,760           33,419,436

Asset held for sale ....................................           3,140,461            3,009,553

Cash and cash equivalents ..............................           3,166,577            3,330,836
Cash segregated for security deposits ..................             627,813              622,602
Cash restricted for mortgage payments ..................             545,624                   --
Accounts receivable ....................................              46,633               92,135
Prepaid expenses and other assets ......................             150,907              181,856
Escrow deposits ........................................           1,126,898            1,663,701
Deferred borrowing costs, net of accumulated
   amortization of $899,576 and $1,144,486 at
   December 31, 1998 and 1997, respectively ............           1,318,633            1,731,025
                                                                ------------         ------------

                                                                $ 41,373,306         $ 44,051,144
                                                                ============         ============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net ............................        $ 49,189,188         $ 49,745,307
Accounts payable .......................................                 110               99,710
Accrued interest .......................................             333,927              361,422
Accrued property taxes .................................             989,317            1,136,213
Other accrued expenses .................................             357,506              251,555
Payable to affiliates - General Partner ................           2,042,507              591,289
Security deposits and deferred rental revenue ..........             585,356              603,703
                                                                ------------         ------------
                                                                  53,497,911           52,789,199
                                                                ------------         ------------

Partners' deficit:
   Limited partners - 110,200 limited partnership
     units authorized, 110,170 limited partnership
     units issued and outstanding ......................          (7,734,963)          (5,509,025)
   General Partner .....................................          (4,389,642)          (3,229,030)
                                                                ------------         ------------
                                                                 (12,124,605)          (8,738,055)
                                                                ------------         ------------
                                                                $ 41,373,306         $ 44,051,144
                                                                ============         ============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF OPERATIONS


                                                             For the Years Ended December 31,
                                                   -----------------------------------------------------
                                                       1998                 1997               1996
                                                   ------------         ------------        ------------
Revenue:
   Rental revenue .........................        $ 20,638,884         $ 19,947,518        $ 19,732,110
   Interest ...............................             179,709              194,375             232,840
   Gain on involuntary conversion .........                  --              474,376                  --
                                                   ------------         ------------        ------------
     Total revenue ........................          20,818,593           20,616,269          19,964,950
                                                   ------------         ------------        ------------

Expenses:
   Interest ...............................           4,513,501            4,776,243           4,796,060
   Depreciation ...........................           3,880,290            3,944,030           4,173,260
   Property taxes .........................           1,499,694            1,489,209           1,392,027
   Personnel expenses .....................           2,714,327            2,419,481           2,437,597
   Repairs and maintenance ................           2,757,251            2,697,986           2,621,322
   Property management fees -
     affiliates ...........................           1,022,893              992,361             978,168
   Utilities ..............................           1,592,482            1,630,672           1,634,169
   Other property operating expenses ......           1,081,446            1,069,019           1,130,177
   General and administrative .............             778,596              166,130             338,298
   General and administrative -
     affiliates ...........................             494,910              453,876             537,697
   Loss on sale of real estate ............                  --                   --             220,157
                                                   ------------         ------------        ------------
     Total expenses .......................          20,335,390           19,639,007          20,258,932
                                                   ------------         ------------        ------------

Income (loss) before extraordinary
   item ...................................             483,203              977,262            (293,983)
Extraordinary item ........................            (405,235)                  --                  --
                                                   ------------         ------------        ------------

Net income (loss) .........................        $     77,968         $    977,262        $   (293,982)
                                                   ============         ============        ============

Net income (loss) allocated to limited
   partners ...............................        $     74,070         $    270,649        $ (1,455,679)
Net income allocated to the
   General Partner ........................               3,898              706,613           1,161,697
                                                   ------------         ------------        ------------

Net income (loss) .........................        $     77,968         $    977,262        $   (293,982)
                                                   ============         ============        ============

Net income (loss) per limited
   partnership unit:
   Income (loss) before extraordinary
     item .................................        $       4.17         $       2.46        $     (13.21)
   Extraordinary item .....................               (3.50)                  --                  --
                                                   ------------         ------------        ------------

   Net income (loss) per limited
     partnership unit .....................        $        .67         $       2.46        $     (13.21)
                                                   ============         ============        ============

Distributions per limited partnership
   unit ...................................        $      20.88         $      24.96        $         --
                                                   ============         ============        ============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT

              For the Years Ended December 31, 1998, 1997 and 1996

                                                                                             Total
                                                  General                Limited           Partners'
                                                  Partner               Partners            Deficit
                                                -------------        -------------        -------------
Balance at December 31, 1995 ...........        $ (2,826,757)        $ (1,574,003)        $ (4,400,760)

Net income (loss) ......................           1,161,697           (1,455,679)            (293,982)

Management Incentive Distribution.......          (1,133,561)                  --           (1,133,561)
                                                ------------         ------------         ------------

Balance at December 31, 1996 ...........          (2,798,621)          (3,029,682)          (5,828,303)

Net income .............................             706,613              270,649              977,262

Management Incentive Distribution ......          (1,137,022)                  --           (1,137,022)

Distributions to limited partners ......                  --           (2,749,992)          (2,749,992)
                                                ------------         ------------         ------------

Balance at December 31, 1997 ...........          (3,229,030)          (5,509,025)          (8,738,055)

Net income .............................               3,898               74,070               77,968

Management Incentive Distribution ......          (1,164,510)                  --           (1,164,510)

Distributions to limited partners ......                  --           (2,300,008)          (2,300,008)
                                                ------------         ------------         ------------

Balance at December 31, 1998 ...........        $ (4,389,642)        $ (7,734,963)        $(12,124,605)
                                                ============         ============         ============




                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents


                                                               For the Years Ended December 31,
                                                    -------------------------------------------------------
                                                         1998                 1997                1996
                                                    -------------        -------------        -------------

Cash flows from operating activities:
   Cash received from tenants ..............        $ 20,654,298         $ 19,915,413         $ 19,717,808
   Cash paid to suppliers ..................          (8,682,398)          (7,954,190)          (8,488,048)
   Cash paid to affiliates .................          (1,231,095)          (1,367,871)          (1,507,719)
   Interest received .......................             179,709              194,375              232,840
   Interest paid ...........................          (4,298,253)          (4,485,836)          (4,557,296)
   Property taxes paid and escrowed ........          (1,307,661)          (1,446,817)          (1,349,638)
                                                    ------------         ------------         ------------
Net cash provided by operating
   activities ..............................           5,314,600            4,855,074            4,047,947
                                                    ------------         ------------         ------------

Cash flows from investing activities:
   Additions to real estate
     investments ...........................          (1,841,522)          (2,064,414)          (2,398,428)
   Insurance proceeds for fire and
     hail damage ...........................                  --              546,069                   --
   Proceeds from sale of real estate .......                  --                   --            2,042,384
   Mortgage note receivable ................                  --            1,550,000           (1,550,000)
                                                    ------------         ------------         ------------
Net cash provided by (used in)
   investing activities ....................          (1,841,522)              31,655           (1,906,044)
                                                    ------------         ------------         ------------

Cash flows from financing activities:
   Principal payments on mortgage
     notes payable .........................            (800,763)            (903,607)            (829,604)
   Cash restricted for mortgage
     payments ..............................            (545,624)                  --                   --
   Net proceeds from refinancing of
     mortgage notes payable ................             198,107                   --                   --
   Additions to deferred borrowing
     costs .................................            (189,049)                  --                   --
   Management Incentive Distribution .......                  --             (903,815)          (1,370,360)
   Distributions to limited partners .......          (2,300,008)          (2,749,992)                  --
                                                    ------------         ------------         ------------
Net cash used in financing
   activities ..............................          (3,637,337)          (4,557,414)          (2,199,964)
                                                    ------------         ------------         ------------

Net increase (decrease) in cash
   and cash equivalents ....................            (164,259)             329,315              (58,061)

Cash and cash equivalents at
   beginning of year .......................           3,330,836            3,001,521            3,059,582
                                                    ------------         ------------         ------------

Cash and cash equivalents at end
   of year .................................        $  3,166,577         $  3,330,836         $  3,001,521
                                                    ============         ============         ============

See discussion of noncash investing and financing activities in Note 2 - "Transactions with Affiliates" and Note 7 - "Refinancing of Mortgage Notes Payable."
                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS

                     Reconciliation of Net Income (Loss) to
                    Net Cash Provided by Operating Activities

                                                              For the Years Ended December 31,
                                                    ----------------------------------------------------
                                                        1998                1997                1996
                                                    -----------         -----------         ------------

Net income (loss) ..........................        $    77,968         $   977,262         $  (293,982)
                                                    -----------         -----------         -----------

Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation ............................          3,880,290           3,944,030           4,173,260
   Amortization of discounts on
     mortgage notes payable ................             46,537              48,908              38,788
   Amortization of deferred borrowing
     costs .................................            196,206             248,633             206,160
   Extraordinary item ......................            405,235                  --                  --
   Gain on involuntary conversion ..........                 --            (474,376)                 --
   Loss on sale of real estate .............                 --                  --             220,157
   Changes in assets and liabilities:
     Cash segregated for security
       deposits ............................             (5,211)            (50,853)            (37,140)
     Accounts receivable ...................             45,502             (32,264)             54,496
     Insurance proceeds receivable .........                 --              16,491                  --
     Prepaid expenses and other
       assets ..............................             30,949              32,641               9,462
     Escrow deposits .......................            536,803            (262,053)             16,741
     Accounts payable ......................            (99,600)             99,710            (266,777)
     Accrued interest ......................            (27,495)             (7,134)             (6,184)
     Accrued property taxes ................           (146,896)            208,110             (34,148)
     Other accrued expenses ................            105,951             (19,672)            (34,795)
     Payable to affiliates - General
       Partner .............................            286,708              78,366               8,146
     Security deposits and deferred
       rental revenue ......................            (18,347)             47,275              (6,237)
                                                    -----------         -----------         -----------

         Total adjustments .................          5,236,632           3,877,812           4,341,929
                                                    -----------         -----------         -----------

Net cash provided by operating
     activities ............................        $ 5,314,600         $ 4,855,074         $ 4,047,947
                                                    ===========         ===========         ===========


                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1998


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

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential real estate and other real estate related assets. At December 31, 1998, the Partnership owned 13 income-producing properties as described in Note 4 - "Real Estate Investments."

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

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

The Partnership's financial statements include the accounts of the tier partnerships listed on the next page for the years ended December 31, 1998, 1997 and 1996. These single asset tier partnerships were formed to accommodate the refinancings of the related properties. The ownership interest of the Partnership and the General Partner in each tier partnership is detailed below. The Partnership retains effective control of each tier partnership. The General Partner's minority interest is not presented because it is either negative or immaterial.

                                                                   % of Ownership Interest
   Tier Partnership                                             Partnership   General Partner
   ----------------                                             -----------   ---------------
   Limited partnerships:
  Cherry Hills Fund IX Limited Partnership (a) ............        100%            -
  Forest Park Fund IX Associates Limited Partnership.......         99             1%
  Lantern Tree Fund IX Limited Partnership (a) ............        100             -
  Meridian West Fund IX Limited Partnership (a) ...........        100             -
  Pennbrook Fund IX Associates, L.P. ......................         99             1
  Rockborough Fund IX Limited Partnership (a) .............        100             -
  Rolling Hills Fund IX Associates, L.P. ..................         99             1
  Williamsburg Fund IX Limited Partnership (a) ............        100             -

General partnerships:
  Berkley Hills Associates ................................         99             1
  Ruskin Place Fund IX Associates .........................         99             1
  Sherwood Forest Fund IX Associates ......................         99             1

(a) The general partner of these partnerships is a corporation whose stock is 100% owned by the Partnership.

Adoption of Recent Accounting Pronouncements
--------------------------------------------

The Partnership has adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 requires an enterprise to report financial information about its reportable operating segments, which are defined as components of a business for which separate financial information is evaluated regularly by the chief decision maker in allocating resources and assessing performance. The Partnership does not prepare such information for internal use, since it analyzes the performance of and allocates resources for each property individually. The Partnership's management has determined that it operates one line of business and it would be impracticable to report segment information. Therefore, the adoption of SFAS 131 has no impact on the Partnership's financial statements.

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of depreciated cost or fair value. Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated fair value.

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

Income Taxes
------------

No provision for Federal income taxes is necessary in the financial statements of the Partnership because, as a partnership, it is not subject to Federal income tax and the tax effect of its activities accrues to the partners. See
Note 3 - "Taxable Income (Loss)."

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocations of Partnership deductions attributable to debt. The Partnership's tax allocations for 1998, 1997 and 1996 have been made in accordance with these provisions.

Distributions
-------------

Pursuant to the Amended Partnership Agreement and at the sole discretion of the General Partner, distributions during each taxable year shall be made as follows:

(a)  first, to the General Partner, an amount equal to the MID; and

(b) any remaining distributable cash, as defined, shall be distributed 100% to the limited partners.

The Partnership paid distributions of $2,300,008 and $2,749,992 to the limited partners in 1998 and 1997, respectively. No distributions were paid to the limited partners in 1996. The Partnership paid or accrued distributions of $1,164,510, $1,137,022 and $1,133,561 for the benefit of the General Partner for the years ended December 31, 1998, 1997 and 1996, respectively. These distributions are the MID pursuant to the Amended Partnership Agreement. The General Partner has waived the collection terms of reimbursable expenses and MID, and has elected for the Partnership to pay limited partner distributions before the payment of such amounts. During the last week of March 1999, the Partnership distributed approximately $749,000 to limited partners of record as of March 1, 1999.

Net Income (Loss) Per Limited Partnership Unit
----------------------------------------------

Net income (loss) per limited partnership unit is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of Units outstanding. Per Unit information has been computed based on 110,170 Units outstanding in 1998, 1997 and 1996.

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

Under terms of the Amended Partnership Agreement, the Partnership is paying a MID to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The maximum MID percentage decreases to .75% in 2000, .50% in 2001 and .25% thereafter.

The MID will be paid to the extent of the lesser of the Partnership's excess cash flow as defined, or net operating income, as defined (the "Entitlement Amount"), and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or
(ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit. During 1998, 1997 and 1996, no Units were issued as payment for the MID.

During 1991, the Partnership amended its capitalization policy and began capitalizing certain costs of improvements and betterments that under policies of prior management had been expensed when incurred. The purpose of the amendment was to more properly recognize items which were capital in nature. The effect of the amendment standing alone was evaluated at the time the change was made and determined not to be material to the financial statements of the Partnership in 1991, nor was it expected to be material in any future year. However, the amendment can have a material effect on the calculation of the Entitlement Amount which determines the amount of MID earned. Capital improvements are excluded from cash flow, as defined. The majority of base period cash flow was measured under the previous capitalization policy, while incentive period cash flow is determined using the amended policy. Under the amended policy, more items are capitalized, and cash flow increases. The amendment of the capitalization policy did not materially affect the MID for 1998, 1997 or 1996 because the Entitlement Amount was sufficient to pay the MID notwithstanding the amendment to the capitalization policy.

Any amount of the MID which is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

Compensation and reimbursements paid or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                           For the Years Ended December 31,
                                                   ----------------------------------------------
                                                      1998              1997               1996
                                                   ----------        ----------        ----------

Property management fees -
   affiliates .............................        $1,022,893        $  992,361        $  978,168
Charged to general and
   administrative - affiliates:
   Partnership administration .............           494,910           453,876           537,697
                                                   ----------        ----------        ----------

                                                   $1,517,803        $1,446,237        $1,515,865
                                                   ==========        ==========        ==========

Charged to General Partner's deficit:
   Management Incentive Distribution ......        $1,164,510        $1,137,022        $1,133,561
                                                   ==========        ==========        ==========

Payable to affiliates - General Partner at December 31, 1998, 1997 and 1996 consists of MID, reimbursable costs and property management fees which are due and payable from current operations. The General Partner has waived the collection terms of MID and reimbursable expenses, and has elected for the Partnership to pay limited partner distributions before the payment of such amounts.

NOTE 3 - TAXABLE INCOME (LOSS)
------------------------------

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

The Partnership's net assets and liabilities for tax purposes exceeded the net assets and liabilities for financial reporting purposes by of $12,087,333 in 1998, $10,256,886 in 1997 and $9,965,434 in 1996.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation of the Partnership's real estate investments at December 31, 1998 and 1997 are set forth in the following tables:

                                                   Buildings and         Accumulated          Net Book
       1998                         Land           Improvements         Depreciation            Value
       ----                    --------------     ---------------    -----------------    ---------------
Berkley Hills
   Madison, TN                 $      246,988     $     6,311,660    $     (4,628,546)    $     1,930,102
Cherry Hills
   Wichita, KS                        514,205           9,237,103          (5,843,388)          3,907,920
Forest Park Village
   Columbus, OH                       716,395           9,708,790          (7,088,248)          3,336,937
Heather Square
   Dallas, TX                         853,746           7,667,049          (4,937,122)          3,583,673
Lantern Tree
   Omaha, NE                          217,809           3,497,514          (2,445,041)          1,270,282
Meridian West,
   Puyallup, WA                       253,167           5,044,312          (3,227,660)          2,069,819
Pennbrook
   Dallas, TX                         692,515           6,391,245          (4,218,187)          2,865,573
Rockborough
   Addison, TX                        427,932           3,993,552          (2,444,677)          1,976,807
Rolling Hills
   Louisville, KY                     557,249           9,232,101          (6,591,268)          3,198,082
Ruskin Place
   Lincoln, NE                        920,061           5,539,926          (3,794,395)          2,665,592
Westgate
   Lansing, MI                        390,482           6,483,030          (4,452,733)          2,420,779
Williamsburg,
   Shreveport, LA                     283,754           5,416,417          (3,675,977)          2,024,194
                                -------------       -------------       -------------       -------------
                               $    6,074,303      $   78,522,699      $  (53,347,242)     $   31,249,760
                                =============       =============       =============       =============

                                                   Buildings and        Accumulated           Net Book
       1997                          Land           Improvements        Depreciation            Value
       ----                    --------------      --------------     ----------------    ---------------

Berkley Hills                  $      246,988      $    6,220,925     $    (4,288,137)    $     2,179,776
Cherry Hills                          514,205           9,077,853          (5,446,503)          4,145,555
Forest Park Village                   716,395           9,476,403          (6,534,031)          3,658,767
Heather Square                        853,746           7,532,362          (4,589,173)          3,796,935
Lantern Tree                          217,809           3,419,718          (2,273,390)          1,364,137
Meridian West                         253,167           4,935,765          (3,017,699)          2,171,233
Pennbrook                             692,515           6,277,433          (3,923,455)          3,046,493
Rockborough                           427,932           3,894,836          (2,251,909)          2,070,859
Rolling Hills                         557,249           9,010,108          (6,062,834)          3,504,523
Ruskin Place                          920,061           5,296,955          (3,508,282)          2,708,734
Westgate                              390,482           6,341,774          (4,148,250)          2,584,006
Williamsburg                          283,754           5,327,953          (3,423,289)          2,188,418
                                -------------       -------------       -------------       -------------
                               $    6,074,303      $   76,812,085      $  (49,466,952)     $   33,419,436
                                =============       =============       =============       =============

On August 1, 1997, the General Partner placed Sheraton Hills Apartments, located in Nashville, Tennessee, on the market for sale. Accordingly, Sheraton Hills Apartments is classified as an asset held for sale on the accompanying Balance Sheets. The net book value of Sheraton Hills Apartments was $3,140,461 and 3,009,553 at December 31, 1998 and 1997, respectively.

The results of operations for Sheraton Hills Apartments are $557,955, $797,974 and $146,983 for 1998, 1997 and 1996, respectively. Results of operations are operating revenues including gain on involuntary conversion, less operating expenses including depreciation and interest expense.

NOTE 5 - MORTGAGE NOTES PAYABLE
--------------------------------

The table below sets forth the mortgage notes payable of the Partnership at December 31, 1998 and 1997. All mortgage notes are secured by real estate investments.

                           Mortgage           Annual           Monthly
                             Lien            Interest         Payments/                  December 31,
Property                 Position (a)         Rates %     Maturity Date (h)         1998               1997
--------                 ------------         -------     -----------------   ---------------     --------------

Berkley Hills            First                8.750        $26,005   12/23    $     3,163,101     $    3,196,776
                                                                                -------------      -------------

Cherry Hills (c)         First                8.150         39,353   07/03          4,459,799          4,563,841
                         Discount (b)                                                 (73,545)           (87,777)
                                                                                -------------      -------------
                                                                                    4,386,254          4,476,064
                                                                                -------------      -------------

Forest Park Village(d)   First                 (d)           (d)     03/01          5,925,000                  -
                         First                9.125         59,732                          -          5,861,401
                                                                                -------------      -------------
                                                                                    5,925,000          5,861,401
                                                                                -------------      -------------

Heather Square           First                9.625         38,250   03/09          2,983,359          3,146,577
                                                                                -------------      -------------

Lantern Tree (c)         First                8.150         20,416   07/03          2,313,727          2,367,704
                         Discount (b)                                                 (38,190)           (45,580)
                                                                                -------------      -------------
                                                                                    2,275,537          2,322,124
                                                                                -------------      -------------

Meridian West (c)        First                8.150         28,471   07/03          3,226,564          3,301,837
                         Discount (b)                                                 (53,257)           (63,003)
                                                                                -------------      -------------
                                                                                    3,173,307          3,238,834
                                                                                -------------      -------------



                           Mortgage           Annual           Monthly
                             Lien            Interest         Payments/                December 31,
Property                 Position (a)         Rates %     Maturity Date (h)         1998                1997
--------                 ------------         -------     -----------------   ---------------      -------------
Pennbrook (e)            First                9.450         27,209   02/00          3,099,899          3,131,813
                                                                                -------------      -------------

Rockborough (c)          First                8.150         18,789   07/03          2,129,352          2,179,027
                         Discount (b)                                                 (35,134)           (41,934)
                                                                                -------------      -------------
                                                                                    2,094,218          2,137,093
                                                                                -------------      -------------

Rolling Hills (f)        First                 (f)           (f)     09/01          6,650,000                  -
                         First                9.250         55,389                          -          6,584,044
                                                                                -------------      -------------
                                                                                    6,650,000          6,584,044
                                                                                -------------      -------------

Ruskin Place             First                8.750         36,348   10/24          4,460,660          4,504,429
                                                                                -------------      -------------

Sheraton Hills (g)       First                6.900         17,844   11/01          2,702,620          2,747,663
                                                                                -------------      -------------

Westgate                 First                8.000         44,114   09/23          5,697,461          5,767,941
                                                                                -------------      -------------

Williamsburg (c)         First                8.150         23,128   07/03          2,621,019          2,682,164
                         Discount (b)                                                 (43,247)           (51,616)
                                                                                -------------      -------------
                                                                                    2,577,772          2,630,548
                                                                                -------------      -------------

                                                       Total                  $    49,189,188     $   49,745,307
                                                                                =============      =============

(a)  The debt is non-recourse to the Partnership.

(b)   Mortgage discounts are based on an effective interest rate of 8.62%.

(c) Financing for the mortgage notes referenced above was obtained under the terms of a Real Estate Mortgage Investment Conduit financing. The referenced mortgage notes are cross-collateralized. Principal prepayments made before July 2000 are subject to a Yield Maintenance Premium, as defined. Additionally, the Partnership must pay a release payment equal to 25% of the prepaid balance that will be applied to the remaining referenced mortgage notes.

(d) On March 20, 1998, the Partnership refinanced the Forest Park Village mortgage note. The new mortgage note bears interest at a variable rate equal to 1.75% plus the London Interbank Offered Rate ("LIBOR"). The interest rate is adjusted every three months. Terms of the note require monthly interest-only debt service payments, plus annual principal payments equal to 5% of the outstanding principal balance. At December 31, 1998, the interest rate of the mortgage note was 6.97%. See Note 7 - "Refinancing of Mortgage Notes Payable."

(e) The Pennbrook mortgage note matures on February 1, 2000. The General Partner is exploring financing alternatives to resolve the impending maturity of the mortgage note.

(f) Effective August 31, 1998, the Partnership refinanced the Rolling Hills mortgage note. The new mortgage note bears interest at a variable rate equal to 1.75% plus the LIBOR. The interest rate is adjusted every three months. Terms of the note require monthly interest-only debt service payments, plus annual principal payments equal to 5% of the outstanding principal balance. At December 31, 1998, the interest rate of the mortgage note was 7.00%. See Note 7 - "Refinancing of Mortgage Notes Payable."

(g) Effective September 1, 1998, the Partnership and the Sheraton Hills mortgage note holder modified and extended the Sheraton Hills mortgage note. See Note 7 - "Refinancing of Mortgage Notes Payable."

(h)  Balloon payments on the Partnership's mortgage notes are due as follows:

                      Property                                        Balloon Payment        Date
                      --------                                        ---------------        ----
                  Pennbrook...............................             $ 3,059,000           02/00
                  Forest Park Village.....................               5,347,000           03/01
                  Rolling Hills...........................               6,002,000           09/01
                  Sheraton Hills..........................               2,616,000           11/01
                  Cherry Hills............................               3,875,000           07/03
                  Lantern Tree............................               2,010,000           07/03
                  Meridian West...........................               2,804,000           07/03
                  Rockborough.............................               1,850,000           07/03
                  Williamsburg............................               2,278,000           07/03

Scheduled principal maturities of the mortgage notes payable under existing agreements, before consideration of discounts of $243,373, are shown below.

                  1999....................................             $ 1,406,054
                  2000....................................               4,470,108
                  2001....................................              14,839,224
                  2002....................................                 922,427
                  2003....................................              13,545,503
                  Thereafter..............................              14,249,245
                                                                        ----------
                                                                       $49,432,561
                                                                        ==========

Based on borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of the mortgage notes payable was approximately $49,923,000 and $52,907,000 at December 31, 1998 and 1997, respectively.

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

                                                                     Loss on Sale            Cash Proceeds
                                                                   ----------------         ---------------

       Cash sales price...................................         $     2,110,500          $    2,110,500
       Selling costs......................................                 (68,116)                (68,116)
       Basis of real estate sold..........................              (2,262,541)
                                                                     -------------

       Loss on sale of real estate........................         $      (220,157)
                                                                    ==============

       Net cash proceeds received in 1996.................                                        (492,384)
                                                                                             -------------

       Net cash proceeds received in 1997.................                                  $    1,550,000
                                                                                             =============

NOTE 7 - REFINANCING OF MORTGAGE NOTES PAYABLE
----------------------------------------------

On March 20, 1998, the Partnership refinanced the Forest Park Village mortgage note. The new mortgage note, in the amount of $5,925,000, bears interest at a variable rate equal to 1.75% plus the LIBOR per annum. The new mortgage note requires monthly interest-only debt service payments and annual principal payments equal to 5% of the outstanding principal balance of the note. Terms of the new mortgage note require the Partnership to deposit funds into a restricted cash account on a quarterly basis. The restricted funds will be used to pay the annual principal payment and are included in "cash restricted for mortgage payments" on the Balance Sheets. The new mortgage note matures on March 20, 2001. Proceeds from the refinancing of the Forest Park Village mortgage note are as follows:

       New mortgage note..................................        $ 5,925,000
       Existing debt retired..............................         (5,830,964)
                                                                   ----------

       Cash proceeds from refinancing.....................        $    94,036
                                                                   ==========

The Partnership incurred $82,148 of deferred borrowing costs in connection with the refinancing of the Forest Park Village mortgage note.

On August 31, 1998, the Partnership refinanced the Rolling Hills mortgage note. The new mortgage note, in the amount of $6,650,000, bears interest at a variable rate equal to 1.75% plus the LIBOR per annum. The new mortgage note requires monthly interest-only debt service payments and annual principal payments equal to 5% of the outstanding principal balance of the note. Terms of the new mortgage note require the Partnership to deposit funds into a restricted cash account on a quarterly basis. The restricted funds will be used to pay the annual principal payment and are included in "cash restricted for mortgage payments" on the Balance Sheets. The new mortgage note matures on September 1, 2001. Proceeds from the refinancing of the Rolling Hills mortgage note are as follows:

       New mortgage note..................................         $ 6,650,000
       Existing debt retired..............................          (6,545,929)
                                                                    ----------

       Cash proceeds from refinancing.....................         $   104,071
                                                                    ==========

The Partnership incurred $77,366 of deferred borrowing costs in connection with the refinancing of the Rolling Hills mortgage note.

In connection with the refinancing of the Rolling Hills mortgage note, the Partnership wrote off the balance of unamortized deferred borrowing costs associated with the prior mortgage note. The write-off, in the amount of $405,235, is reported as the extraordinary item on the Partnership's Statement of Operations for the year ended December 31, 1998.

On September 1, 1998, the Partnership and the holder of the Sheraton Hills mortgage note agreed to modify the terms of the Sheraton Hills mortgage note. The interest rate was changed from a variable rate to a 6.9% fixed rate. The monthly debt service payments were changed from a variable amount to $17,844. The maturity date of the mortgage note was extended to November 1, 2001. The Partnership incurred $29,535 of deferred borrowing costs in connection with the modification.

NOTE 8 - GAIN ON INVOLUNTARY CONVERSIONS
----------------------------------------

On April 24, 1996, a fire damaged 12 units at Sheraton Hills Apartments. The cost to repair the fire damage was $562,560, of which, the Partnership received $546,069 in insurance reimbursements. The Partnership recognized a $474,376 gain on involuntary conversion equal to the insurance proceeds received less the adjusted basis of the property damaged by the fire. The gain on involuntary conversion was recognized in 1997 when the insurance proceeds were received. Reconstruction of the damaged units was completed during the third quarter of 1996.

NOTE 9 - LEGAL PROCEEDINGS
--------------------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P., - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing for Final Approval of Settlement, initially scheduled for December 17, 1998, has been continued to May 25, 1999.

Because McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. would be part of the transaction contemplated in the settlement and Plaintiffs claim that an effort should be made to sell the McNeil Partnerships, Plaintiffs have included allegations with respect to McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. in the third consolidated and amended complaint.

Plaintiff's counsel intends to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

NOTE 10 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Environmental laws create potential liabilities that may affect property owners. The environmental laws of Federal and certain state governments, for example, impose liability on current and certain past owners of property from which there is a release or threat of release of hazardous substances. This liability includes costs of investigation and remediation of the hazardous substances and natural resource damages. Liability for costs of investigation and remediation is strict and may be imposed irrespective of whether the property owner was at fault, although there are a number of defenses. Both governments and third parties may seek recoveries under these laws.

Third parties also may seek recovery under the common law for damages to their property or person, against owners of property from which there has been a release of hazardous and other substances.

The presence of contamination or the failure to remediate contaminations may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

Various buildings at properties do or may contain building materials that are the subject of various regulatory programs intended to protect human health. Such building materials include, for example, asbestos, lead-based paint, and lead plumbing components. The Company has implemented programs to deal with the presence of those materials, which include, as appropriate, reduction of potential exposure situations. The Company does not believe that the costs of such programs are likely to have a material adverse effect. Failure to implement such programs can result in regulatory violations or liability claims resulting from alleged exposure to such materials.

In connection with the proposed sale transaction as more fully described in Note 1 - "Organization and Summary of Significant Accounting Policies", Phase I environmental site assessments have been completed for each property owned by the Partnership. Such environmental assessments performed on the properties have not revealed any environmental liability that the Partnership believes would have a material adverse effect on the Partnership's business, assets, or results of operations. The Partnership has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of its properties. There can be no assurances, however, that environmental liabilities have not developed since such environmental assessments were prepared, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

                        McNEIL REAL ESTATE FUND IX, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1998

                                                                                                       Costs
                                                      Initial Cost (b)             Cumulative       Capitalized
                                Related                       Buildings and      Write-down for     Subsequent
Description              Encumbrances (b)        Land         Improvements         Impairment      To Acquisition
-----------              ----------------        ----         -------------      --------------    ---------------
APARTMENTS:

Real Estate Investments:

Berkley Hills
   Madison, TN             $    3,163,101    $      246,988    $    4,779,121     $          -     $   1,532,539

Cherry Hills
   Wichita, KS                  4,386,254           514,205         7,373,589                -         1,863,514

Forest Park Village
   Columbus, OH                 5,925,000           716,395         7,095,131                -         2,613,659

Heather Square
   Dallas, TX                   2,983,359           853,746         6,087,281                -         1,579,768

Lantern Tree
   Omaha, NE                    2,275,537           217,809         2,467,872                -         1,029,642

Meridian West
   Puyallup, WA                 3,173,307           253,167         3,787,807                -         1,256,505

Pennbrook
   Dallas, TX                   3,099,899           692,515         4,708,479                -         1,682,766

Rockborough
   Addison, TX                  2,094,218           427,932         2,924,451                -         1,069,101

Rolling Hills
   Louisville, KY               6,650,000           557,249         6,156,595                -         3,075,506

Ruskin Place
   Lincoln, NE                  4,460,660           899,372         3,792,676                -         1,767,939

Westgate
   Lansing, MI                  5,697,461           390,482         4,963,710                -         1,519,320

Williamsburg
   Shreveport, LA               2,577,772           283,754         4,203,172                -         1,213,245
                           --------------    --------------    --------------     ------------     -------------

                          $    46,486,568   $     6,053,614   $    58,339,884    $           -    $   20,203,504
                           ==============    ==============    ==============     ============     =============

Asset Held for Sale (c):

Sheraton Hills
   Nashville, TN          $    2,702,620
                           =============

                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND IX, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1998

                                            Gross Amount at
                                     Which Carried at Close of Period                    Accumulated
                                                 Buildings and                          Depreciation
Description                      Land            Improvements          Total (a)      and Amortization
-----------                      ----            -------------         ---------      ----------------
APARTMENTS:

Real Estate Investments:

Berkley Hills
   Madison, TX                $      246,988     $    6,311,660   $      6,558,648   $    (4,628,546)

Cherry Hills
   Wichita, KS                       514,205          9,237,103          9,751,308        (5,843,388)

Forest Park Village
   Columbus, OH                      716,395          9,708,790         10,425,185        (7,088,248)

Heather Square
   Dallas, TX                        853,746          7,667,049          8,520,795        (4,937,122)

Lantern Tree
   Omaha, NE                         217,809          3,497,514          3,715,323        (2,445,041)

Meridian West
   Puyallup, WA                      253,167          5,044,312          5,297,479        (3,227,660)

Pennbrook
   Dallas, TX                        692,515          6,391,245          7,083,760        (4,218,187)

Rockborough
   Addison, TX                       427,932          3,993,552          4,421,484        (2,444,677)

Rolling Hills
   Louisville, KY                    557,249          9,232,101          9,789,350        (6,591,268)

Ruskin Place
   Lincoln, NE                       920,061          5,539,926          6,459,987        (3,794,395)

Westgate
   Lansing, MI                       390,482          6,483,030          6,873,512        (4,452,733)

Williamsburg
   Shreveport, LA                    283,754          5,416,417          5,700,171        (3,675,977)
                              --------------     --------------   ----------------     -------------

                             $     6,074,303    $    78,522,699  $      84,597,002    $  (53,347,242)
                              ==============     ==============   ================     =============

Asset Held for Sale (c):

Sheraton Hills
   Nashville, TN                                                 $       3,140,461
                                                                  ================


                     See accompanying notes to Schedule III

                        McNEIL REAL ESTATE FUND IX, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1998



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


                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND IX, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1998


(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 5-27.5 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was $94,313,115 and accumulated depreciation was $57,699,982 at December 31, 1998.

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

                        McNEIL REAL ESTATE FUND IX, LTD.

                              Notes to Schedule III

              Real Estate Investments and Accumulated Depreciation


A summary of activity for the Partnership's real estate investments and accumulated depreciation is as follows:

                                                                For the Years Ended December 31,
                                                     -----------------------------------------------------
                                                         1998                1997                 1996
                                                     ------------        ------------         ------------
Real estate investments:

Balance at beginning of year ................        $ 82,886,388        $ 88,037,151         $ 90,563,393

Improvements ................................           1,710,614           2,064,414            2,398,428

Assets replaced .............................                  --                  --             (277,307)

Reclassification of asset held for salexxxxxx                  --          (7,215,177)                  --

Sale of real estate .........................                  --                  --           (4,647,363)
                                                     ------------        ------------         ------------

Balance at end of year ......................        $ 84,597,002        $ 82,886,388         $ 88,037,151
                                                     ============        ============         ============



Accumulated depreciation:

Balance at beginning of year ................        $ 49,466,952        $ 49,728,546         $ 48,129,231

Depreciation ................................           3,880,290           3,944,030            4,173,260

Assets replaced .............................                  --                  --             (189,123)

Reclassification of asset held for sale .....                  --          (4,205,624)                  --

Sale of real estate .........................                  --                  --           (2,384,822)
                                                     ------------        ------------         ------------

Balance at end of year ......................        $ 53,347,242        $ 49,466,952         $ 49,728,546
                                                     ============        ============         ============


Asset Held for Sale:

Balance at beginning of year ................        $  3,009,553        $         --         $         --

Reclassification of asset held for sale .....                  --           3,009,553                   --

Improvements ................................             130,908                  --                   --
                                                     ------------        ------------         ------------

Balance at end of year ......................        $  3,140,461        $  3,009,553         $         --
                                                     ============        ============         ============

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

None.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------   --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Robert A. McNeil,              78       Mr.  McNeil  is also  Chairman  of   the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation  of such  entity in 1990.  Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active operations of McREMI and McNeil Partners, L.P.
                                        began in February 1991, Mr. McNeil was a private investor. Mr. McNeil is a member of the International Board of Directors of the Salk Institute, which promotes research in improvements in health care.

Carole J. McNeil               55       Mrs. McNeil is Co-Chairman, with husband
Co-Chairman of the                      Robert A. McNeil,  of McNeil  Investors,
Board                                   Inc.  Mrs.  McNeil has  twenty  years of
                                        real estate experience, most recently as
                                        a private investor from 1986 to 1993. In
                                        1982, she founded Ivory & Associates,  a
                                        commercial real estate brokerage firm in
                                        San  Francisco,  CA. Prior to that,  she
                                        was a commercial  real estate  associate
                                        with the Madison Company and, earlier, a
                                        commercial  sales  associate and analyst
                                        with   Marcus  and   Millichap   in  San
                                        Francisco.    In   1978,   Mrs.   McNeil
                                        established   Escrow  Training  Centers,
                                        California's first accredited commercial
                                        training   program  for  title   company
                                        escrow officers and real estate agents needing college credits to qualify for brokerage licenses. She began in real estate as Manager and Marketing Director of Title Insurance and Trust in Marin
                                        County,  CA. Mrs.  McNeil  serves on the
                                        International Board of Directors of the Salk Institute.

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Ron K. Taylor                  41       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1998, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1998. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

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

        No individual or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, known to the Partnership is the beneficial owner of more than 5% of the Partnership's securities, except as noted in below:

        1. A group of limited partnerships affiliated with Liquidity Financial Corporation, all of whose outstanding stock is owned by Richard G. Wollack and Brent R. Donaldson, 2200 Powell Street, Suite 700, Emeryville, California, 94608, collectively own 6,389 Units (5.8%) as of February 1, 1999.

        2.    High River  Limited  Partnership,  100 S. Bedford    Road,   Mount
              Kisco,   New   York, 10549, owns   15,616   Units (14.2%)  as   of
              February 1, 1999.

(B)     Security ownership of management.

        The General Partner and the officers and directors of its general partner, collectively, own 5,715 Units (5.2%) as of February 1, 1999.

(C)     Change in control.

        None.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------     ----------------------------------------------

Under the terms of the Amended Partnership Agreement, the Partnership is paying the MID to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The maximum MID percentage decreases to .75% in 2000, .50% in 2001 and .25% thereafter.

The MID will be paid to the lesser of the Partnership's excess cash flow, as defined, or net operating income (the "Entitlement Amount"), and may be paid in
(i) cash, unless there is insufficient cash to pay the distribution, in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or (ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit. For the year ended December 31, 1998, the Partnership paid or accrued MID for the General Partner in the amount of $1,164,510.

The Partnership pays property management fees equal to 5% of gross rental receipts of the Partnership's properties to McREMI for providing property management and leasing services for the Partnership's properties. The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1998, the Partnership incurred $1,517,803 of property management fees and reimbursements.

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

        Exhibits

              Exhibit
              Number              Description
              ---------           -----------

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

              Exhibit
              Number              Description
              ---------           -----------

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

              10.28 Promissory Note, dated February 5, 1979, between Summers-The Heather Apartments Company and The Mutual Benefit Life Insurance Company.
                                  (6)

              10.29               Promissory  Note,  dated    September 2, 1988,
                                  between McNeil Real Estate Fund IX, Ltd. and FNB Mortgage Corp. (6)

              10.30               Multifamily  Note, dated     January 29, 1993,
                                  between Pennbrook Fund IX Associates, L.P. and Washington Mortgage Financial Group, Ltd. (6)

              10.31               Modification  of Mortgage  Note,  dated   June
                                  30, 1993, between Sherwood Forest Fund IX Associates and American Mortgages, Inc. (6)

              10.32               Promissory  Note,  dated    March    20, 1998,
                                  between Forest Park Fund IX Associates Limited Partnership and NationsBank of Texas, N.A.

              10.33               Promissory  Note,   dated   August  31,  1998,
                                  between Rolling Hills Fund IX Associates, L.P. and NationsBank, N.A.

              11.                 Statement regarding  computation of net income
                                  (loss) per limited partnership unit (see Item 8 - Note 1 to Financial Statements).

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

                                                                                            Names Under
                                                                    Jurisdiction            Which It Is
                                  Name of Subsidiary              of Incorporation         Doing Business
                                  ------------------              ----------------         --------------

                                  Berkley Hills Associates         Tennessee                    None

                                  Cherry Hills Fund IX
                                  Limited Partnership              Delaware                     None

                                  Forest Park Fund IX
                                  Associates Limited
                                  Partnership                      Ohio                         None

                                  Lantern Tree Fund IX
                                  Limited PartnershipDelaware      None

                                  Meridian West Fund IX
                                  Limited PartnershipDelaware      None

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

        27.   Financial Data Schedule for the year ended December 31, 1998.

(B) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1998.

                        McNEIL REAL ESTATE FUND IX, LTD.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               McNEIL REAL ESTATE FUND IX, LTD.


                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner



March 31, 1999                      By: /s/  Robert A. McNeil
--------------                         ---------------------------------------
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


March 31, 1999                      By: /s/  Ron K. Taylor
--------------                         ---------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                          Investors, Inc.
                                        (Principal Financial Officer)




March 31, 1999                      By: /s/  Brandon K. Flaming
--------------                         ---------------------------------------
Date                                    Brandon K. Flaming
                                        Vice President of McNeil
                                          Investors, Inc.
                                        (Principal Accounting Officer)