Form 10-Q
period 1999-03-31
MCNEIL REAL ESTATE FUND IX LTD
filed 1999-05-17
CIK 276326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended              March 31, 1999
                                      ------------------------------------------


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

                        McNEIL REAL ESTATE FUND IX, LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          March 31,          December 31,
                                                                            1999                 1998
                                                                        -------------       -------------
ASSETS
------

Real estate investments:
   Land ........................................................        $  6,074,303         $  6,074,303
   Buildings and improvements ..................................          78,644,829           78,522,699
                                                                        ------------         ------------
                                                                          84,719,132           84,597,002
   Less:  Accumulated depreciation .............................         (54,315,306)         (53,347,242)
                                                                        ------------         ------------
                                                                          30,403,826           31,249,760

Asset held for sale ............................................           3,142,720            3,140,461

Cash and cash equivalents ......................................           3,177,607            3,166,577
Cash segregated for security deposits ..........................             644,455              627,813
Cash restricted for mortgage payments ..........................             401,969              545,624
Accounts receivable ............................................              54,775               46,633
Prepaid expenses and other assets ..............................             145,244              150,907
Escrow deposits ................................................           1,442,085            1,126,898
Deferred borrowing costs, net of accumulated
   amortization of $952,409 and $899,576 at
   March 31, 1999 and December 31, 1998,
   respectively ................................................           1,265,800            1,318,633
                                                                        ------------         ------------

                                                                        $ 40,678,481         $ 41,373,306
                                                                        ============         ============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net ....................................        $ 48,716,934         $ 49,189,188
Accounts payable ...............................................              41,586                  110
Accrued interest ...............................................             253,736              333,927
Accrued property taxes .........................................           1,172,726              989,317
Other accrued expenses .........................................             278,223              357,506
Payable to affiliates - General Partner ........................           2,334,632            2,042,507
Security deposits and deferred rental revenue ..................             620,545              585,356
                                                                        ------------         ------------
                                                                          53,418,382           53,497,911
                                                                        ------------         ------------
Partners' deficit:
   Limited partners - 110,200 limited partnership units
     authorized;  110,170 limited partnership units out-
     standing at March 31, 1999 and December 31, 1998 ..........          (8,090,180)          (7,734,963)
   General Partner .............................................          (4,649,721)          (4,389,642)
                                                                        ------------         ------------
                                                                         (12,739,901)         (12,124,605)

                                                                        $ 40,678,481         $ 41,373,306
                                                                        ============         ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three Months Ended
                                                                       March 31,
                                                             ----------------------------
                                                                1999              1998
                                                             ----------        ----------
Revenue:
   Rental revenue ...................................        $5,214,238        $5,086,709
   Interest .........................................            41,135            43,409
                                                             ----------        ----------
     Total revenue ..................................         5,255,373         5,130,118
                                                             ----------        ----------

Expenses:
   Interest .........................................         1,063,110         1,166,525
   Depreciation .....................................           968,064           961,125
   Property taxes ...................................           400,896           395,283
   Personnel expenses ...............................           628,576           693,435
   Repair and maintenance ...........................           525,513           516,425
   Property management fees - affiliates ............           261,112           254,458
   Utilities ........................................           471,280           449,533
   Other property operating expenses ................           242,538           292,938
   General and administrative .......................           123,789           184,641
   General and administrative - affiliates ..........           123,712           121,570
                                                             ----------        ----------
     Total expenses .................................         4,808,590         5,035,933
                                                             ----------        ----------

Net income ..........................................        $  446,783        $   94,185
                                                             ==========        ==========

Net income allocated to limited partners ............        $  393,939        $   89,476
Net income allocated to General Partner .............            52,844             4,709
                                                             ----------        ----------

Net income ..........................................        $  446,783        $   94,185
                                                             ==========        ==========

Net income per limited partnership unit .............        $     3.58        $      .81
                                                             ==========        ==========

Distributions per limited partnership unit ..........        $     6.80        $    20.88
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

                        McNEIL REAL ESTATE FUND IX, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

               For the Three Months Ended March 31, 1999 and 1998

                                                                                                  Total
                                                      General               Limited             Partners'
                                                      Partner               Partners             Deficit
                                                   --------------        -------------        -------------
Balance at December 31, 1997 ..............        $   (3,229,030)       $ (5,509,025)        $ (8,738,055)

Net income ................................                 4,709              89,476               94,185

Management Incentive Distribution .........              (285,876)                 --             (285,876)

Distributions to limited partners .........                    --          (2,300,008)          (2,300,008)
                                                   --------------        ------------         ------------

Balance at March 31, 1998 .................        $   (3,510,197)       $ (7,719,557)        $(11,229,754)
                                                   ==============        ============         ============

Balance at December 31, 1998 ..............        $   (4,389,642)       $ (7,734,963)        $(12,124,605)

Net income ................................                52,844             393,939              446,783

Management Incentive Distribution .........              (312,923)                 --             (312,923)

Distribution to limited partners ..........                    --            (749,156)            (749,156)
                                                   --------------        ------------         ------------

Balance at March 31, 1999 .................        $   (4,649,721)       $ (8,090,180)        $(12,739,901)
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

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                           Three Months Ended
                                                                                March 31,
                                                                    --------------------------------
                                                                        1999                1998
                                                                    ------------        ------------
Cash flows from operating activities:
   Cash received from tenants ..............................        $ 5,212,953         $ 5,141,699
   Cash paid to suppliers ..................................         (2,031,147)         (2,236,320)
   Cash paid to affiliates .................................           (304,375)           (254,434)
   Interest received .......................................             41,135              43,409
   Interest paid ...........................................         (1,078,312)         (1,137,238)
   Property taxes paid and escrowed ........................           (513,677)           (356,394)
                                                                    -----------         -----------
Net cash provided by operating activities ..................          1,326,577           1,200,722
                                                                    -----------         -----------

Cash flows from investing activities:
   Additions to real estate investments ....................           (124,389)           (232,202)
                                                                    -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage notes payable ............           (484,410)           (223,345)
   Cash restricted for mortgage payments ...................            143,655                  --
   Retirement of mortgage note payable .....................                 --          (5,830,964)
   Proceeds from mortgage note payable .....................                 --           5,925,000
   Additions to deferred borrowing costs ...................                 --             (71,805)
   Management Incentive Distribution .......................           (101,247)                 --
   Distributions to limited partners .......................           (749,156)         (2,300,008)
                                                                    -----------         -----------
Net cash used in financing activities ......................         (1,191,158)         (2,501,122)
                                                                    -----------         -----------

Increase (decrease) in cash and cash equivalents ...........             11,030          (1,532,602)

Cash and cash equivalents at beginning of period ...........          3,166,577           3,330,836
                                                                    -----------         -----------

Cash and cash equivalents at end of period .................        $ 3,177,607         $ 1,798,234
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

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                                               Three Months Ended
                                                                                   March 31,
                                                                       -------------------------------
                                                                           1999                1998
                                                                       -----------         -----------
Net income ....................................................        $   446,783         $    94,185
                                                                       -----------         -----------

Adjustments to reconcile net income to net cash provided
   by  operating  activities:
   Depreciation ...............................................            968,064             961,125
   Amortization of deferred borrowing costs ...................             52,833              48,784
   Amortization of mortgage discounts .........................             12,156              11,773
   Changes in assets and liabilities:
     Cash segregated for security deposits ....................            (16,642)            (17,473)
     Accounts receivable ......................................             (8,142)             63,484
     Prepaid expenses and other assets ........................              5,663              13,934
     Escrow deposits ..........................................           (315,187)            376,423
     Accounts payable .........................................             41,476             (43,493)
     Accrued interest .........................................            (80,191)            (31,270)
     Accrued property taxes ...................................            183,409            (370,144)
     Other accrued expenses ...................................            (79,283)            (41,641)
     Payable to affiliates - General Partner ..................             80,449             121,594
     Security deposits and deferred rental
       revenue ................................................             35,189              13,441
                                                                       -----------         -----------
       Total adjustments ......................................            879,794           1,106,537
                                                                       -----------         -----------

Net cash provided by operating activities .....................        $ 1,326,577         $ 1,200,722
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

                                 March 31, 1999


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund IX, Ltd., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                             Three Months Ended
                                                                  March 31,
                                                         -----------------------
                                                             1999        1998
                                                         ----------   ----------

   Property management fees - affiliates............     $  261,112   $  254,458
   Charged to general and administrative -
     affiliates:
     Partnership administration.....................        123,712      121,570
                                                          ---------    ---------

                                                         $  384,824   $  376,028
                                                          =========    =========

   Charged to General Partner's deficit:
     Management Incentive Distribution..............     $  312,923   $  285,876
                                                          =========    =========

NOTE 4.
-------

On March 20, 1998, the Partnership refinanced the Forest Park Village mortgage note. The new mortgage note, in the amount of $5,925,000, bears interest at a variable rate equal to 1.75% plus the London Interbank Offered Rate ("LIBOR") per annum. The new mortgage note requires monthly interest-only debt service payments and annual principal payments equal to 5% of the outstanding principal balance of the note. Terms of the new mortgage note require the Partnership to deposit funds into a restricted cash account on a quarterly basis. The restricted funds will be used to pay the annual principal payment and are included in "cash restricted for mortgage payments" on the Balance Sheets. The new mortgage note matures on March 20, 2001. Proceeds from the refinancing of the Forest Park Village mortgage note are as follows:

       New mortgage note....................................      $   5,925,000
       Existing debt retired................................         (5,830,964)
                                                                   ------------

       Cash proceeds from refinancing.......................      $      94,036
                                                                   ============

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

       New mortgage note....................................      $   6,650,000
       Existing debt retired................................         (6,545,929)
                                                                   ------------

       Cash proceeds from refinancing.......................      $     104,071
                                                                   ============

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At March 31, 1999, the Partnership owned 13 apartment properties. All of the Partnership's properties are subject to mortgage notes.

On March 26, 1999, the Partnership distributed $749,156 ($6.80 per limited partnership unit) to the limited partners. The distribution was funded from operations and cash reserves of the Partnership.

RESULTS OF OPERATIONS
---------------------

The Partnership's net income for the first quarter of 1999 amounted to $446,783, an increase over the $94,185 of net income for the first quarter of 1998.

Revenue:

Rental revenue increased 127,529 or 2.5% for the first quarter of 1999 as compared to the first quarter of 1998. Rental revenues increased at eleven of the Partnership's thirteen properties. On a percentage basis, the largest increases in rental revenues were reported by Meridian West Apartments, Forest Park Village Apartments, Pennbrook Apartments, and Williamsburg Apartments. These properties achieved increased rental revenue ranging from 7.4% to 4.1% by increasing rental rates and by decreasing rental vacancy and other rental losses. Rental revenue was unchanged at Ruskin Place Apartments. Cherry Hills Apartments reported a 2.4% decrease in rental revenue due to increased vacancy losses. The rest of the Partnership's properties reported smaller percentage increases in rental revenue, ranging between 1% and 3%, as increases in base rental rates were partially offset by increased vacancy losses.

Expenses:

Partnership expenses decreased $227,343 or 4.5% for the first quarter of 1999 as compared to the first quarter of 1998. The Partnership reported decreases in interest, personnel expenses, other property operating expenses, and general and administrative expenses.

Interest expense decreased $103,415 or 8.9% for the first quarter of 1999 as compared to the first quarter of 1998. The Partnership refinanced the Forest Park Village and Rolling Hills mortgage notes in 1998. The new mortgage notes bear interest at a variable rate that is currently less than the fixed interest rates the Partnership incurred on the former mortgage notes.

Other property operating expenses decreased $50,400 or 17.2% for the first quarter of 1999 as compared to the first quarter of 1998. Decreased insurance expense accounts for most of the decrease in other property operating expenses. The decreased insurance expense for the first quarter is unlikely to persist for the remainder of 1999, however. The Partnership also incurred decreased costs associated with legal, audit, and other professional fees.

General and administrative expenses decreased $60,852 or 33% for the first quarter of 1999 as compared to the first quarter of 1998. The Partnership incurred significant costs in 1999 and 1998 to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources). However, the extent of these costs decreased in for the first quarter of 1999 as compared to the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operating activities increased 10.5% to $1,326,577 for the first quarter of 1999 as compared to the first quarter of 1998. Increased cash received from tenants and decreased cash paid to suppliers and interest paid were partially offset by increases in cash paid to affiliates and property taxes paid and escrowed.

The Partnership expended $124,389 for capital improvements during the first quarter of 1999, a decrease from the $232,202 expended during the first quarter of 1998. Budgeted capital improvements for 1999 total $1,601,000, a decrease from the $1,841,522 of capital improvement completed during 1998. The General Partner believes these capital improvements are necessary to allow the Partnership to increase its rental revenues in the competitive markets in which the Partnership's properties operate. These expenditures also allow the Partnership to reduce future repair and maintenance expenses from amounts that would otherwise be incurred.

The Partnership paid $101,247 of MID to the General Partner during the first quarter of 1999. MID earned by the General Partner amounted to $312,923 for the first quarter of 1999. Beginning in 1998, the General Partner elected to defer payment of most administrative expenses and MID so that the Partnership can pay distributions to the limited partners. On March 26, 1999, the Partnership paid distributions of $749,156 ($6.80 per limited partnership unit) to the limited partners. The distribution was funded from Partnership operations.

Short-term liquidity:

At March 31, 1999, the Partnership held $3,177,607 of cash and cash equivalents, an increase of $11,030 from the balance at the beginning of 1999. The General Partner anticipates that cash generated from operations for the remainder of 1999 will be sufficient to fund the Partnership's budgeted capital improvements and to repay the current portion of the Partnership's mortgage notes. The
General Partner considers the Partnership's cash reserves adequate for anticipated operations for the remainder of 1999.

The Pennbrook mortgage note matures in February 2000. The General Partner has begun to explore refinancing options for the Pennbrook mortgage note. Although uncertainties exist, the General Partner does not anticipate unusual difficulties in refinancing the Pennbrook mortgage note before its maturity date. The Partnership's next maturing mortgage note does not mature until March 2001.

Long-term liquidity:

For the long term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the capital improvements made by the Partnership during the past three years will yield improved cash flow from property operations in 1998. Furthermore, the General Partner has budgeted approximately $1,601,000 of additional capital improvements for 1999.

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

As previously announced, the Partnership has retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with a well-financed bidder with whom it had commenced discussions with respect to a sale transaction. The Partnership and such party have made significant progress in negotiating the terms of a proposed transaction and are continuing to have intensive discussions with respect to a transaction. In light on these continuing negotiations, the exclusivity agreement has been extended for an additional 21 days until June 4, 1999. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

The Partnership placed Sheraton Hills Apartments on the market for sale on August 1, 1997.

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the three month periods ended March 31, 1999 and 1998, the Partnership allocated net income of $393,939 and $89,476, respectively, to the limited partners. The Partnership allocated net income of $52,844 and $4,709 to the General Partner for the three month periods ended March 31, 1999 and 1998, respectively.

On March 30, 1998, the Partnership distributed $2,300,008 ($20.88 per limited partnership unit) to the limited partners from the Partnership's cash reserves. On March 26, 1999, the Partnership distributed $749,156 ($6.80 per limited partnership unit) to the limited partners from the Partnership's cash reserves.

For the first three months of 1999, the Partnership recorded MID of $312,923. The Partnership paid $101,247 of MID to the General Partner during the first three months of 1999. The Partnership made no MID payments during 1998. The balance of accrued MID outstanding totaled $1,730,357 at March 31, 1999.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after March 31, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

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

Management has assessed its information technology ("IT") infrastructure to identify any systems that could be affected by the year 2000 problem. The IT used by the Partnership for financial reporting and significant accounting functions was made year 2000 compliant during recent systems conversions. The software utilized for these functions is licensed by third party vendors who have warranted that their systems are year 2000 compliant.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management has inventoried all such systems and queried suppliers, vendors and manufacturers to determine year 2000 compliance. Based on this review, management believes these systems are substantially compliant. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant.

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

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management will assess these risks and develop plans to mitigate possible failures by July 1999.

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

        11. Statement regarding computation of net income per limited partnership unit: Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the number of limited partnership units outstanding. Per unit information has been computed based on 110,170 limited partnership units outstanding in 1999 and 1998.

        27.                Financial    Data    Schedule  for  the quarter ended
                           March 31, 1999.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                        McNEIL REAL ESTATE FUND IX, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                           McNEIL REAL ESTATE FUND IX, Ltd.

                           By:  McNeil Partners, L.P., General Partner

                                By: McNeil Investors, Inc., General Partner





May 17, 1999                    By: /s/  Ron K. Taylor
--------------                     ---------------------------------------------
Date                                Ron K. Taylor
                                    President and Director of McNeil
                                      Investors, Inc.
                                    (Principal Financial Officer)





May 17, 1999                    By: /s/  Brandon K. Flaming
--------------                     ---------------------------------------------
Date                                Brandon K. Flaming
                                    Vice President of McNeil Investors, Inc.
                                    (Principal Accounting Officer)