Form 10-Q
period 1999-06-30
MCNEIL REAL ESTATE FUND IX LTD
filed 1999-08-16
CIK 276326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended         June 30, 1999
                                     -------------------------------------------


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

                        McNEIL REAL ESTATE FUND IX, LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                             June 30,           December 31,
                                                                               1999                1998
                                                                           ------------        -------------
ASSETS
------

Real estate investments:
   Land ...........................................................        $  6,074,303         $  6,074,303
   Buildings and improvements .....................................          78,960,721           78,522,699
                                                                           ------------         ------------
                                                                             85,035,024           84,597,002
   Less:  Accumulated depreciation ................................         (55,310,949)         (53,347,242)
                                                                           ------------         ------------
                                                                             29,724,075           31,249,760

Asset held for sale ...............................................           3,232,204            3,140,461

Cash and cash equivalents .........................................           3,764,691            3,166,577
Cash segregated for security deposits .............................             661,667              627,813
Cash restricted for mortgage payments .............................             221,760              545,624
Accounts receivable ...............................................              51,870               46,633
Prepaid expenses and other assets .................................             158,383              150,907
Escrow deposits ...................................................           1,768,484            1,126,898
Deferred borrowing costs, net of accumulated
   amortization of $1,005,059 and $899,576 at
   June 30, 1999 and December 31, 1998,
   respectively ...................................................           1,213,150            1,318,633
                                                                           ------------         ------------

                                                                           $ 40,796,284         $ 41,373,306
                                                                           ============         ============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net .......................................        $ 48,204,533         $ 49,189,188
Accounts payable ..................................................                  --                  110
Accrued interest ..................................................             322,729              333,927
Accrued property taxes ............................................           1,476,544              989,317
Other accrued expenses ............................................             515,267              357,506
Payable to affiliates - General Partner ...........................           2,767,451            2,042,507
Security deposits and deferred rental revenue .....................             629,485              585,356
                                                                           ------------         ------------
                                                                             53,916,009           53,497,911
                                                                           ------------         ------------
Partners' deficit:
   Limited partners - 110,200 limited  partnership  units
     authorized; 110,170 limited partnership units
     outstanding at June 30, 1999 and December 31, 1998 ...........          (8,128,509)          (7,734,963)
   General Partner ................................................          (4,991,216)          (4,389,642)
                                                                           ------------         ------------
                                                                            (13,119,725)         (12,124,605)
                                                                           ------------         ------------
                                                                           $ 40,796,284         $ 41,373,306
                                                                           ============         ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three Months Ended                      Six Months Ended
                                                          June 30,                              June 30,
                                              -------------------------------        ------------------------------
                                                  1999               1998               1999                1998
                                              -----------         -----------        -----------        -----------
Revenue:
   Rental revenue ....................        $ 5,308,164         $ 5,113,827        $10,522,402        $10,200,536
   Interest ..........................             46,868              27,321             88,003             70,730
                                              -----------         -----------        -----------        -----------
     Total revenue ...................          5,355,032           5,141,148         10,610,405         10,271,266
                                              -----------         -----------        -----------        -----------

Expenses:
   Interest ..........................          1,055,163           1,138,818          2,118,273          2,305,343
   Depreciation ......................            995,643             976,502          1,963,707          1,937,627
   Property taxes ....................            400,896             395,283            801,792            790,566
   Personnel expense .................            700,770             605,381          1,329,346          1,298,816
   Repair and maintenance ............            723,013             696,961          1,248,526          1,213,386
   Property management
     fees - affiliates ...............            262,933             253,160            524,045            507,618
   Utilities .........................            376,611             366,137            847,891            815,670
   Other property operating
     expenses ........................            243,866             213,724            486,404            506,662
   General and administrative ........            544,818             236,719            668,607            421,360
   General and administrative -
     affiliates ......................            123,776             133,417            247,488            254,987
                                              -----------         -----------        -----------        -----------
     Total expenses ..................          5,427,489           5,016,102         10,236,079         10,052,035
                                              -----------         -----------        -----------        -----------

Net income (loss) ....................        $   (72,457)        $   125,046        $   374,326        $   219,231
                                              ===========         ===========        ===========        ===========

Net income (loss) allocated
   to limited partners ...............        $   (38,329)        $   118,794        $   355,610        $   208,269
Net income (loss) allocated to
   General Partner ...................            (34,128)              6,252             18,716             10,962
                                              -----------         -----------        -----------        -----------

Net income (loss) ....................        $   (72,457)        $   125,046        $   374,326        $   219,231
                                              ===========         ===========        ===========        ===========

Net income (loss) per limited
   partnership unit ..................        $      (.35)        $      1.08        $      3.23        $      1.89
                                              ===========         ===========        ===========        ===========

Distributions per limited
   partnership unit ..................        $        --         $        --        $      6.80        $     20.88
                                              ===========         ===========        ===========        ===========



The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

                 For the Six Months Ended June 30, 1999 and 1998

                                                                                                 Total
                                                      General              Limited             Partners'
                                                      Partner              Partners             Deficit
                                                  ---------------       -------------        -------------
Balance at December 31, 1997 .............        $   (3,229,030)       $ (5,509,025)        $ (8,738,055)

Net income ...............................                10,962             208,269              219,231

Management Incentive Distribution ........              (584,851)                 --             (584,851)

Distribution to limited partners .........                    --          (2,300,008)          (2,300,008)
                                                  --------------        ------------         ------------

Balance at June 30, 1998 .................        $   (3,802,919)       $ (7,600,764)        $(11,403,683)
                                                  ==============        ============         ============


Balance at December 31, 1998 .............        $   (4,389,642)       $ (7,734,963)        $(12,124,605)

Net income ...............................                18,716             355,610              374,326

Management Incentive Distribution ........              (620,290)                 --             (620,290)

Distribution to limited partners .........                    --            (749,156)            (749,156)
                                                  --------------        ------------         ------------

Balance at June 30, 1999 .................        $   (4,991,216)       $ (8,128,509)        $(13,119,725)
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

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                           Six Months Ended
                                                                               June 30,
                                                                   ----------------------------------
                                                                       1999                 1998
                                                                   -------------        -------------
Cash flows from operating activities:
   Cash received from tenants .............................        $ 10,521,222         $ 10,300,637
   Cash paid to suppliers .................................          (4,469,155)          (4,381,859)
   Cash paid to affiliates ................................            (565,632)            (715,409)
   Interest received ......................................              88,003               70,730
   Interest paid ..........................................          (1,999,521)          (2,196,582)
   Property taxes paid and escrowed .......................            (911,377)            (776,571)
                                                                   ------------         ------------
Net cash provided by operating activities .................           2,663,540            2,300,946
                                                                   ------------         ------------

Cash flows from investing activities:
   Additions to real estate investments ...................            (529,765)            (871,761)
                                                                   ------------         ------------

Cash flows from financing activities:
   Principal payments on mortgage notes payable ...........          (1,009,122)            (420,107)
   Cash restricted for mortgage payments ..................             323,864                   --
   Proceeds from refinancing mortgage note payable ........                  --               94,036
   Additions to deferred borrowing costs ..................                  --              (96,522)
   Management Incentive Distribution paid .................            (101,247)                  --
   Distributions to limited partners ......................            (749,156)          (2,300,008)
                                                                   ------------         ------------
Net cash used in financing activities .....................          (1,535,661)          (2,722,601)
                                                                   ------------         ------------

Increase (decrease) in cash and cash equivalents ..........             598,114           (1,293,416)

Cash and cash equivalents at beginning of period ..........           3,166,577            3,330,836
                                                                   ------------         ------------

Cash and cash equivalents at end of period ................        $  3,764,691         $  2,037,420
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

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                                             Six Months Ended
                                                                                  June 30,
                                                                      --------------------------------
                                                                          1999                1998
                                                                      ------------        ------------
Net income ...................................................        $   374,326         $   219,231
                                                                      -----------         -----------

Adjustments to reconcile net income to net cash provided
   by  operating activities:
   Depreciation ..............................................          1,963,707           1,937,627
   Amortization of deferred borrowing costs ..................            105,483              96,099
   Amortization of mortgage discounts ........................             24,467              23,548
   Changes in assets and liabilities:
     Cash segregated for security deposits ...................            (33,854)             10,784
     Accounts receivable .....................................             (5,237)             44,789
     Prepaid expenses and other assets .......................             (7,476)             27,872
     Escrow deposits .........................................           (641,586)            159,172
     Accounts payable ........................................               (110)            (70,084)
     Accrued interest ........................................            (11,198)            (10,886)
     Accrued property taxes ..................................            487,227            (151,650)
     Other accrued expenses ..................................            157,761             (47,206)
     Payable to affiliates - General Partner .................            205,901              47,196
     Security deposits and deferred rental
       revenue ...............................................             44,129              14,454
                                                                      -----------         -----------
       Total adjustments .....................................          2,289,214           2,081,715
                                                                      -----------         -----------

Net cash provided by operating activities ....................        $ 2,663,540         $ 2,300,946
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

                                  June 30, 1999


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                           Six Months Ended
                                                                June 30,
                                                       -------------------------
                                                          1999           1998
                                                       ----------     ----------

  Property management fees - affiliates..........      $  524,045     $  507,618
  Charged to general and administrative -
    affiliates:
    Partnership administration...................         247,488        254,987
                                                       ----------     ----------

                                                       $  771,533     $  762,605
                                                       ==========     ==========

  Charged to General Partner's deficit:
    Management Incentive Distribution............      $  620,290     $  584,851
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

NOTE 5.
-------

On June 24, 1999, the Partnership and 18 affiliated partnerships, collectively, (the "Partnerships"),the General Partner, McNeil Investors, Inc., McNeil Real Estate Management, Inc. ("McREMI"), McNeil Summerhill, Inc. and Robert A. McNeil entered into a definitive acquisition agreement (the "Master Agreement") with WXI/McN Realty L.L.C. ("Newco"), an affiliate of Whitehall Street Real Estate Limited Partnership XI, a real estate investment fund managed by Goldman, Sachs & Co., whereby Newco and its subsidiaries will acquire the Partnerships. The Master Agreement provides that the Partnerships will be merged with subsidiaries of Newco. The Master Agreement also provides for the acquisition by Newco and its subsidiaries of the assets of McREMI. The aggregate consideration in the transaction, including the assumption or prepayment of all outstanding mortgage debt of the Partnerships, is approximately $644,440,000.

Pursuant to the terms of the Master Agreement, the limited partners in the Partnership will receive cash on the closing date of the transaction (the "Closing Date") in exchange for their limited partnership interests. In addition, the Partnership will declare a special distribution to its limited partners on the Closing Date equal to its then positive net working capital balance, if any. The estimated aggregate consideration and net working capital distribution to be received per unit of limited partnership interest in the Partnership is currently estimated as $424.

On the Closing Date, the General Partner of the Partnership, will receive an equity interest in Newco in exchange for its contribution to Newco of the general partnership interests in the Partnerships, the limited partnership interests in Fairfax Associates II L.P. and McNeil Summerhill Associates and the assets of McREMI.

The Partnership's participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the Partnership.

In some circumstances, as defined in the Master Agreement, the Partnerships may be subject to a break-up fee, up to an aggregate maximum of $18,000,000, if the Master Agreement is terminated with respect to one or more of the Partnerships. In the case of termination of the Master Agreement in these circumstances, each of the Partnerships with respect to which the Master Agreement has been terminated will be severally, but not jointly, liable for payment to Newco of its respective break-up fee. The break-up fee ratably calculated for the Partnership is $2,775,600.

All previous costs associated with this transaction had been allocated among the Partnerships and McREMI based on the relative number of properties contained therein. On June 24, 1999, a fairness opinion (the "Fairness Opinion") was rendered by Robert A. Stanger & Co., Inc., an independent financial advisor, to the effect that the aggregate consideration to be paid for the general partnership interests and limited partnership interests in all of the Partnerships and the assets of McREMI is fair from a financial point of view to the holders of each class of limited partnership. Based on the relative values as set forth in the Fairness Opinion, the Partnership recorded an adjustment to general and administrative expenses and other accrued expenses during the second quarter of 1999 in the amount of $(6,898) to reflect the reallocation of previously paid transaction costs among the Partnerships and McREMI.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At June 30, 1999, the Partnership owned 13 apartment properties. All of the Partnership's properties are subject to mortgage notes.

On March 26, 1999, the Partnership distributed $749,156 ($6.80 per limited partnership unit) to the limited partners. The distribution was funded from operations and cash reserves of the Partnership.

RECENT DEVELOPMENTS
-------------------

On June 24, 1999, McNeil Partners, L.P. (the General Partner of the Partnership) and WXI/McN Realty L.L.C., an affiliate of Whitehall Street Real Estate Limited Partnership XI ("Whitehall"), a real estate investment fund managed by Goldman, Sachs & Co., announced that they have entered into a definitive acquisition agreement whereby the Whitehall affiliate will acquire by merger nineteen real estate limited partnerships operated by McNeil Partners, L.P. and Robert A. McNeil. The limited partnerships involved are the Partnership and McNeil Real Estate Funds X, XI, XII, XIV, XV, XX, XXI, XXII, XXIII, XXIV, XXV, XXVI and XXVII, Hearth Hollow Associates, McNeil Midwest Properties I, L.P., Regency North Associates, Fairfax Associates and McNeil Summerhill (collectively, the "Partnerships"). The Partnerships (other than Fairfax Associates and McNeil Summerhill which are wholly-owned by Robert A. McNeil and related parties) will be merged with subsidiaries of WXI/McN Realty L.L.C. The acquisition agreement also provides for the acquisition by WXI/McN Realty L.L.C. of the assets of McNeil Real Estate Management, Inc. ("McREMI"). The aggregate consideration in the transaction, including all outstanding mortgage debt of the Partnerships, is approximately $644,440,000.

Pursuant to the terms of the acquisition agreement, the limited partners in each of the Partnerships (other than those wholly-owned by Robert A. McNeil) will receive cash on the closing date of the transaction in exchange for their limited partnership interests. In addition, each Partnership will make a special distribution to its limited partners on the closing date of the transaction equal to its then net positive working capital balance. McNeil Partners, L.P. will receive an equity interest in WXI/McN Realty L.L.C. in exchange for its contribution of its general partnership interests in the Partnerships, the limited partnership interests in its wholly-owned Partnerships and the assets of McREMI.

The proposed transaction follows an extensive marketing effort by PaineWebber Incorporated, exclusive financial advisor to the Partnerships.

The transaction has been unanimously approved by the Board of Directors of McNeil Investors, Inc., the general partner of McNeil Partners, L.P., the general partner of each of the Partnerships other than Regency North Associates, Fairfax Associates and McNeil Summerhill. The respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill also have approved the transaction. The Board of Directors of McNeil Investors based its approval upon, among other things, the recommendation of a Special Committee of the Board, appointed at the beginning of the discussions with Whitehall to represent the interests of holders of limited partnership interests in each of the Partnerships. In addition, the Special Committee and the Board relied upon fairness opinions given by Robert A. Stanger & Co., Inc. ("Stanger & Co."), an independent financial advisor to the Partnerships, to the effect that the aggregate consideration is fair to the holders of each class of limited partnership interests in each of the Partnerships. The Special Committee's recommendation was also based upon the separate opinions of Eastdil Realty Company ("Eastdil"), the independent financial advisor to the Special Committee. Stanger & Co. and Eastdil have each also rendered an opinion that the aggregate consideration to be paid for the general partnership interests and limited partnership interests in all of the Partnerships and the assets of McREMI is fair from a financial point of view to the holders of each class of limited partnership interests in each of the Partnerships.

Each of the Partnerships' participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the respective Partnerships. The approval of the limited partners of the Partnerships will be sought at meetings to be held in the coming months after the filing of proxy statements with the Securities and Exchange Commission with respect to the publicly traded Partnerships, and the subsequent mailing of proxy statements to the limited partners. Preliminary proxy statements were filed with the SEC on August 3, 1999.

The aggregate consideration in the transaction has been allocated preliminarily among the general partnership interests and the limited partnership interests in each of the Partnerships and McREMI, based upon an allocation analysis prepared by Stanger & Co. and confirmed by Eastdil. Based upon this allocation analysis and the fairness opinions rendered by Stanger & Co. and Eastdil, the Special Committee, the Board of Directors of McNeil Investors, Inc., the respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill have each unanimously approved the allocation of the aggregate consideration. The estimated aggregate consideration and working capital distribution to be received per unit of limited partnership interest of the Partnership is currently estimated as $424.

McNeil Partners, L.P. will contribute its real estate investment and management company business to a subsidiary of WXI/McN Realty, L.L.C., along with its general partnership interests in the Partnerships and its limited partnership interests in the wholly-owned Partnerships, having an aggregate allocated value, as determined by Stanger & Co., of approximately $58,640,000, of which approximately $29,400,000 reflects balances due to McNeil Partners, L.P. and McREMI as reflected on the Partnerships' financial statements as of March 31, 1999.

The above estimates of the Partnership per unit estimated merger consideration and working capital distribution and the interest of McNeil Partners, L.P. are based upon, among other things, the balance sheet of the Partnership as of March 31, 1999, adjusted for intangible assets, non-cash liabilities, transaction expenses and the McNeil Partners, L.P. interest in the Partnership. Actual amounts, including the estimate allocable to McNeil Partners, L.P., will vary with the performance of the Partnership and McNeil Partners, L.P. through the closing date. The above estimated merger consideration and special working capital distribution will be adjusted at closing to reflect the then working capital position of the Partnership.

Whitehall is a $2.26 billion equity fund and is the seventh in a series of funds sponsored and capitalized by Goldman, Sachs & Co. and its affiliates, along with public and private investors, to acquire real estate worldwide.

RESULTS OF OPERATIONS
---------------------

The Partnership reported a loss of $72,457 for the second quarter of 1999 as compared to net income of $125,046 for the second quarter of 1998. Year-to-date, the Partnership earned $374,326, an increase over the $219,231 of net income reported for the same year-to-date period of 1998.

Revenue:

Rental revenue increased $321,866 or 3.2% for the six months ended June 30, 1999 as compared to the same period of 1998. Rental revenues increased $194,337 or 3.8% for the second quarter of 1999 as compared to the second quarter of 1998. Rental revenue increased at nine of the Partnership's thirteen properties, while rental revenue was essentially unchanged at the Partnership's four other properties. On a percentage basis, the largest increases in rental revenues were reported by Forest Park Village Apartments, Meridian West Apartments and Westgate Apartments. These properties achieved increased rental revenue ranging from 6.0% to 7.4% by increasing rental rates and by decreasing vacancy and other rental losses. Lantern Tree Apartments achieved a 4.2% increase in rental revenue without any increase in rental rates by decreasing vacancy losses. Rolling Hills Apartments, Heather Square Apartments, Pennbrook Apartments and Williamsburg Apartments reported increased rental revenue ranging from 3.0% to 4.0% by increasing base rental rates while reporting no material change in occupancy rates. Rockborough Apartments increased rental rates, but most of the increase was offset by increased vacancy losses. Rockborough reported a 1.2% increase in rental revenue. Likewise, the Partnership's four remaining properties, Berkley Hills Apartments, Ruskin Place Apartments, Cherry Hills Apartments and Sheraton Hills Apartments, increased base rental rates, but increases in vacancy and other rental losses offset the increased rental rates. These four properties reported rental revenue increases of less than 1%.

Expenses:

Partnership expenses increased $184,044 or 1.8% for the six months ended June 30, 1999 as compared to the same period of 1998. Expenses increased $411,387 or 8.2% for the second quarter of 1999 as compared to the second quarter of 1998. The Partnership reported a decrease in interest expense and an increase in general and administrative expense.

Interest expense decreased $187,070 or 8.1% for the six months ended June 30, 1999 as compared to the same period of 1998. The Partnership refinanced the Forest Park Village and Rolling Hills mortgage notes in 1998. The new mortgage notes bear interest at a variable rate that is currently less than the fixed interest rates the Partnership incurred on the former mortgage notes.

General and administrative expenses increased $247,247 to $668,607 for the six months ended June 30, 1999 as compared to the same period of 1998. The Partnership incurred increased costs, particularly in the second quarter, to explore alternatives to maximize the value of the Partnership (see Recent Developments).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operating activities increased 15.8% to $2,663,540 for the first six months of 1999 as compared to the first six months of 1998. Increased cash received from tenants and decreased cash paid to affiliates and interest paid were partially offset by an increase in property taxes paid and escrowed.

The Partnership expended $529,765 for capital improvements during the first six months of 1999, a decrease from the $871,761 expended during the first six months of 1998. Budgeted capital improvements for 1999 total $1,601,000, a decrease from the $1,841,522 of capital improvements completed during 1998. The General Partner believes these capital improvements are necessary to allow the Partnership to increase its rental revenues in the competitive markets in which the Partnership's properties operate. These expenditures also allow the Partnership to reduce future repair and maintenance expenses from amounts that would otherwise be incurred.

The Partnership paid $101,247 of MID to the General Partner during the first six months of 1999. MID earned by the General Partner amounted to $620,290 for the first six months of 1999. Beginning in 1998, the General Partner elected to defer payment of most administrative expenses and MID so that the Partnership can pay distributions to the limited partners. On March 26, 1999, the Partnership paid distributions of $749,156 ($6.80 per limited partnership unit) to the limited partners. The distribution was funded from Partnership operations.

Short-term liquidity:

At June 30, 1999, the Partnership held $3,764,691 of cash and cash equivalents, an increase of $598,114 from the balance at the beginning of 1999. The General Partner anticipates that cash generated from operations for the remainder of 1999 will be sufficient to fund the Partnership's budgeted capital improvements and to repay the current portion of the Partnership's mortgage notes. The
General Partner considers the Partnership's cash reserves adequate for anticipated operations for the remainder of 1999.

The Pennbrook mortgage note matures in February 2000. The General Partner has begun to explore refinancing options for the Pennbrook mortgage note. Although uncertainties exist, the General Partner does not anticipate unusual difficulties in refinancing the Pennbrook mortgage note before its maturity date. The Partnership's next maturing mortgage note does not mature until March 2001.

Long-term liquidity:

For the long term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the capital improvements made by the Partnership during the past three years will yield improved cash flows from property operations in 1999. Furthermore, the General Partner has budgeted approximately $1,601,000 of capital improvements for 1999.

While the present outlook for the Partnership's liquidity is favorable, market conditions may change and property operations can deteriorate. In that event, the Partnership would require other sources of working capital. No such other sources have been identified, and the Partnership has no established lines of credit. Other possible actions to resolve working capital deficiencies include refinancing or renegotiating terms of existing loans, deferring major capital expenditures on Partnership properties except where improvements are expected to enhance the competitiveness or marketability of the properties, or arranging working capital support from affiliates. No affiliate support has been required in the past, and there is no assurance that support from affiliates would be provided in the future, since neither the General Partner nor any affiliates have any obligation in this regard. See "Recent Developments" above.

The Partnership placed Sheraton Hills Apartments on the market for sale on August 1, 1997.

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the six month periods ended June 30, 1999 and 1998, the Partnership allocated net income of $355,610 and $208,269, respectively, to the limited partners. The Partnership allocated net income of $18,716 and $10,962 to the General Partner for the six month periods ended June 30, 1999 and 1998, respectively.

On March 30, 1998, the Partnership distributed $2,300,008 ($20.88 per limited partnership unit) to the limited partners from the Partnership's cash reserves. On March 26, 1999, the Partnership distributed $749,156 ($6.80 per limited partnership unit) to the limited partners from the Partnership's cash reserves.

For the first six months of 1999, the Partnership recorded MID of $620,290. The Partnership paid $101,247 of MID to the General Partner during the first six months of 1999. The Partnership made no MID payments during the first six months of 1998. The balance of accrued MID outstanding totaled $2,037,724 at June 30, 1999.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after June 30, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

YEAR 2000 DISCLOSURE
--------------------

State of readiness
-------------------

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

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management has assessed these risks and expects to have contingency plans in place by December 31, 1999 for any material potential failures.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

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

     The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. ("McREMI") and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

     Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. Because the settlement contemplated a transaction which included all of the Partnerships and plaintiffs claimed that an effort should be made to sell all of the Partnerships, in or around September 1998, plaintiffs filed a third consolidated and amended complaint which included allegations with respect to the Partnerships which had not been named in previously filed complaints.

     On September 15, 1998, the parties signed a Stipulation of Settlement. For purposes of settlement, the parties stipulated to a class comprised of all owners of limited partner units in the Partnerships during the period beginning June 21, 1991, the earliest date that proxy materials began to be issued in connection with the restructuring of the Partnerships, through September 15, 1998. As structured, the Stipulation of Settlement provided for the payment of over $35 million in distributions and the commitment to market the Partnerships for sale, together with McREMI, through a fair and impartial bidding process overseen by a national investment banking firm. To ensure the integrity of that process, defendants agreed, among other things, to involve plaintiffs' counsel in oversight of that process, and plaintiffs' counsel retained an independent advisor to represent the interests of limited partners of the Partnerships in the event of a transaction. The transaction described in Item 2 - Recent Developments is a result of that process. The settlement was not conditioned on the consummation of this transaction.

     On October 6, 1998, the court gave preliminary approval to the settlement. It granted final approval to the settlement on July 8, 1999 and entered a Final Order and Judgment dismissing the consolidated action with prejudice. As a condition of final approval, the court requested, and the parties agreed to, a slight modification of the release in the Stipulation of Settlement with respect to future claims. Plaintiffs' counsel intends to seek an order awarding attorneys' fees and reimbursing their out-of-pocket expenses in an amount which is as yet undetermined. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

2) High River Limited Partnership, Unicorn Associates Corporation and Longacre Corporation, et al. v. McNeil Partners, L.P. ("MPLP"), McNeil Investors, Inc., McNeil Real Estate Management, Inc. (McREMI"), Robert A. McNeil and Carole J. McNeil, - Supreme Court of the State of New York, County of New York, - Index No. 99 603526.

     On July 23, 1999, High River and two other affiliates of Carl C. Icahn (Unicorn Associates Corporation and Longacre Corporation), filed a complaint for damages in the Supreme Court of the State of New York, County of New York. Plaintiffs allege that the defendants improperly interfered with tender offers made by High River for limited partner units in the Partnership and other affiliated partnerships in which MPLP serves as General Partner (the "McNeil Partnerships"), by, among other things, filing purportedly frivolous litigation to delay High River's offers, issuing purportedly false and misleading statements opposing the offers and purportedly forcing High River itself to file litigation to enforce its rights. High River also alleges that as a result the defendants caused High River to incur undue expense and that the defendants ultimately prevented High River from acquiring a greater number of limited partner units. Plaintiffs also allege that the defendants improperly excluded High River from participating in the auction process for the sale of the McNeil Partnerships, and otherwise took steps to prevent its participation in the auction. In addition, plaintiffs, who are limited partners in, among others, McNeil Funds IX, X, XI, XII, XIV, XV, XX, XXIV, XXV, XXVI and XXVII, have also sued the defendants based on their status as opt-outs from the Schofield settlement. Plaintiffs seek undisclosed damages and an accounting.

     On July 30, 1999, defendants filed an answer to the High River Complaint, denying each and every material allegation contained in the High River Complaint and asserting several affirmative defenses.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  ---------------------------------

(a)     Exhibits.

        Exhibit
        Number             Description

        4. Amended and Restated Partnership Agreement, dated November 12, 1991. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1991).

        11. Statement regarding computation of net income (loss) per limited partnership unit: Net income (loss) per limited partnership unit is computed by dividing net income (loss) allocated to the limited partners by the number of limited partnership units outstanding. Per unit information has been computed based on 110,170 limited partnership units outstanding in 1999 and 1998.

        27.                Financial    Data   Schedule  for  the  quarter ended
                           June 30, 1999.

(b)     Reports on Form 8-K.  A Report   on  Form   8-K dated June 24,  1999 was
        filed on June 29,  1999  regarding  the transaction detailed in Note 5.

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





August 16, 1999                    By:  /s/ Ron K. Taylor
---------------                       ------------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)





August 16, 1999                    By: /s/  Brandon K. Flaming
---------------                       ------------------------------------------
Date                                   Brandon K. Flaming
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)