Form 10-Q
period 1999-09-30
MCNEIL REAL ESTATE FUND IX LTD
filed 1999-11-15
CIK 276326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended      September 30, 1999
                                     -------------------------------------------


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




              13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code     (972) 448-5800
                                                  ------------------------------



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------

                        McNEIL REAL ESTATE FUND IX, LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                        September 30,        December 31,
                                                                            1999                1998
                                                                        ------------         ------------
ASSETS
------

Real estate investments:
   Land ........................................................        $  6,074,303         $  6,074,303
   Buildings and improvements ..................................          79,617,530           78,522,699
                                                                        ------------         ------------
                                                                          85,691,833           84,597,002
   Less:  Accumulated depreciation .............................         (56,311,744)         (53,347,242)
                                                                        ------------         ------------
                                                                          29,380,089           31,249,760

Asset held for sale ............................................           3,300,143            3,140,461

Cash and cash equivalents ......................................           4,189,907            3,166,577
Cash segregated for security deposits ..........................             678,613              627,813
Cash restricted for mortgage payments ..........................             369,016              545,624
Accounts receivable ............................................              38,970               46,633
Prepaid expenses and other assets ..............................             191,810              150,907
Escrow deposits ................................................           1,214,432            1,126,898
Deferred borrowing costs, net of accumulated
   amortization of $1,063,686 and $899,576 at
   September 30, 1999 and December 31, 1998,
   respectively ................................................           1,154,700            1,318,633
                                                                        ------------         ------------

                                                                        $ 40,517,680         $ 41,373,306
                                                                        ============         ============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net ....................................        $ 48,020,649         $ 49,189,188
Accounts payable ...............................................                  --                  110
Accrued interest ...............................................             324,852              333,927
Accrued property taxes .........................................           1,096,463              989,317
Other accrued expenses .........................................             346,807              357,506
Payable to affiliates - General Partner ........................           3,221,506            2,042,507
Security deposits and deferred rental revenue ..................             632,632              585,356
                                                                        ------------         ------------
                                                                          53,642,909           53,497,911
                                                                        ------------         ------------
Partners' deficit:
   Limited partners - 110,200  limited partnership units
     authorized;  110,170 limited partnership units
     outstanding at September 30, 1999 and
     December 31, 1998 .........................................          (7,822,675)          (7,734,963)
   General Partner .............................................          (5,302,554)          (4,389,642)
                                                                        ------------         ------------
                                                                         (13,125,229)         (12,124,605)
                                                                        ------------         ------------
                                                                        $ 40,517,680         $ 41,373,306
                                                                        ============         ============

The  financial  information  included  herein has been  prepared  by  management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three Months Ended                       Nine Months Ended
                                                        September 30,                           September 30,
                                              --------------------------------         --------------------------------
                                                   1999               1998                 1999                1998
                                              ------------        ------------         ------------        ------------

Revenue:
   Rental revenue ....................        $  5,425,735        $  5,207,861         $ 15,948,137        $ 15,408,397
   Interest ..........................              58,497              37,198              146,500             107,928
                                              ------------        ------------         ------------        ------------
     Total revenue ...................           5,484,232           5,245,059           16,094,637          15,516,325
                                              ------------        ------------         ------------        ------------

Expenses:
   Interest ..........................           1,062,351           1,122,780            3,180,624           3,428,123
   Depreciation ......................           1,000,795             988,771            2,964,502           2,926,398
   Property taxes ....................             401,939             395,283            1,203,731           1,185,849
   Personnel expense .................             642,969             687,523            1,972,315           1,986,339
   Repair and maintenance ............             728,976             719,488            1,977,502           1,932,874
   Property management
     fees - affiliates ...............             267,902             256,983              791,947             764,601
   Utilities .........................             344,152             398,054            1,192,043           1,213,724
   Other property operating
     expenses ........................             245,754             277,705              732,158             784,367
   General and administrative ........             342,161             161,874            1,010,768             583,234
   General and administrative -
     affiliates ......................             125,302             122,086              372,790             377,073
                                              ------------        ------------         ------------        ------------
     Total expenses ..................           5,162,301           5,130,547           15,398,380          15,182,582
                                              ------------        ------------         ------------        ------------
Net income before
   extraordinary items ...............             321,931             114,512              696,257             333,743
                                              ------------        ------------         ------------        ------------
Extraordinary loss on
   extinguishment of debt ............                  --            (405,235)                  --            (405,235)
                                              ------------        ------------         ------------        ------------

Net income (loss) ....................        $    321,931        $   (290,723)        $    696,257        $    (71,492)
                                              ============        ============         ============        ============

Net income (loss) allocated
   to limited partners ...............        $    305,834        $   (276,186)        $    661,444        $    (67,917)
Net income (loss) allocated to
   General Partner ...................              16,097             (14,537)              34,813              (3,575)
                                              ------------        ------------         ------------        ------------

Net income (loss) ....................        $    321,931        $   (290,723)        $    696,257        $    (71,492)
                                              ============        ============         ============        ============

Net income (loss) per limited
   partnership unit ..................        $       2.77        $      (2.51)        $       6.00        $       (.62)
                                              ============        ============         ============        ============

Distributions per limited
   partnership unit ..................        $         --        $         --         $       6.80        $      20.88
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

                        McNEIL REAL ESTATE FUND IX, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

              For the Nine Months Ended September 30, 1999 and 1998

                                                                                                Total
                                                      General              Limited             Partners'
                                                      Partner              Partners             Deficit
                                                  ---------------       ---------------       ------------
Balance at December 31, 1997 .............        $   (3,229,030)       $   (5,509,025)       $(8,738,055)

Net loss .................................                (3,575)              (67,917)           (71,492)

Management Incentive Distribution.........              (876,293)                   --           (876,293)

Distribution to limited partners .........                    --            (2,300,008)        (2,300,008)
                                                  --------------        --------------       ------------

Balance at September 30, 1998 ............        $   (4,108,898)       $   (7,876,950)      $(11,985,848)
                                                  ==============        ==============       ============


Balance at December 31, 1998 .............        $   (4,389,642)       $   (7,734,963)      $(12,124,605)

Net income ...............................                34,813               661,444            696,257

Management Incentive Distribution ........              (947,725)                   --           (947,725)

Distribution to limited partners .........                    --              (749,156)          (749,156)
                                                  --------------        --------------       ------------

Balance at September 30, 1999 ............        $   (5,302,554)       $   (7,822,675)      $(13,125,229)
                                                  ==============        ==============       ============





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

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                          Nine Months Ended
                                                                             September 30,
                                                                  ----------------------------------
                                                                      1999                 1998
                                                                  -------------        -------------
Cash flows from operating activities:
   Cash received from tenants ............................        $ 15,952,788         $ 15,461,687
   Cash paid to suppliers ................................          (6,931,713)          (6,353,432)
   Cash paid to affiliates ...............................            (832,216)            (971,006)
   Interest received .....................................             146,500              107,928
   Interest paid .........................................          (2,988,654)          (3,271,540)
   Property taxes paid and escrowed ......................          (1,189,416)            (940,983)
                                                                  ------------         ------------
Net cash provided by operating activities ................           4,157,289            4,032,654
                                                                  ------------         ------------

Cash flows from investing activities:
   Additions to real estate investments ..................          (1,254,513)          (1,317,497)
                                                                  ------------         ------------

Cash flows from financing activities:
   Net proceeds from refinancing mortgage note
     payable .............................................                  --              198,107
   Principal payments on mortgage notes payable ..........          (1,205,474)            (616,570)
   Cash restricted for mortgage payments .................             176,608                   --
   Additions to deferred borrowing costs .................                (177)            (179,217)
   Management Incentive Distribution paid ................            (101,247)                  --
   Distributions to limited partners .....................            (749,156)          (2,300,008)
                                                                  ------------         ------------
Net cash used in financing activities ....................          (1,879,446)          (2,897,688)
                                                                  ------------         ------------

Increase (decrease) in cash and cash equivalents .........           1,023,330             (182,531)

Cash and cash equivalents at beginning of period..........           3,166,577            3,330,836
                                                                  ------------         ------------

Cash and cash equivalents at end of period ...............        $  4,189,907         $  3,148,305
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

                        McNEIL REAL ESTATE FUND IX, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities


                                                                              Nine Months Ended
                                                                                 September 30,
                                                                       --------------------------------
                                                                            1999                1998
                                                                       -----------         ------------
Net income (loss) .............................................        $   696,257         $   (71,492)
                                                                       -----------         -----------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation ...............................................          2,964,502           2,926,398
   Amortization of deferred borrowing costs ...................            164,110             144,885
   Amortization of mortgage discounts .........................             36,935              35,323
   Extraordinary loss on extinguishment of debt ...............                 --             405,235
   Changes in assets and liabilities:
     Cash segregated for security deposits ....................            (50,800)               (384)
     Accounts receivable ......................................              7,663              32,114
     Prepaid expenses and other assets ........................            (40,903)             41,543
     Escrow deposits ..........................................            (87,534)            509,447
     Accounts payable .........................................               (110)            (99,710)
     Accrued interest .........................................             (9,075)            (23,625)
     Accrued property taxes ...................................            107,146             (56,107)
     Other accrued expenses ...................................            (10,699)              6,846
     Payable to affiliates - General Partner ..................            332,521             170,668
     Security deposits and deferred rental
       revenue ................................................             47,276              11,513
                                                                       -----------         -----------
       Total adjustments ......................................          3,461,032           4,104,146
                                                                       -----------         -----------

Net cash provided by operating activities .....................        $ 4,157,289         $ 4,032,654
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

                               September 30, 1999


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                  Nine Months Ended
                                                                     September 30,
                                                            ----------------------------
                                                               1999               1998
                                                            -----------       ----------

Property management fees - affiliates ..............        $  791,947        $  764,601
Charged to general and administrative -
  affiliates:
  Partnership administration .......................           372,790           377,073
                                                            ----------        ----------

                                                            $1,164,737        $1,141,674
                                                            ==========        ==========

Charged to General Partner's deficit:
  Management Incentive Distribution ................        $  947,725        $  876,293
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
                                                                ============

The Partnership incurred $77,543 of deferred borrowing costs in connection with the refinancing of the Rolling Hills mortgage note.

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

Pursuant to the terms of the Master Agreement, the limited partners in the Partnership will receive cash on the closing date of the transaction (the "Closing Date") in exchange for their limited partnership interests. In addition, the Partnership will declare a special distribution to its limited partners on the Closing Date equal to its then positive net working capital balance, if any. The estimated aggregate consideration and net working capital distribution to be received per unit of limited partnership interest in the Partnership were estimated as $424.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------    -----------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At September 30, 1999, the Partnership owned 13 apartment properties. All of the Partnership's properties are subject to mortgage notes.

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

Each of the Partnerships' participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the respective Partnerships. The approval of the limited partners of the Partnerships will be sought at meetings to be held in the coming months after the filing of proxy statements with the Securities and Exchange Commission with respect to the publicly traded Partnerships, and the subsequent mailing of proxy statements to the limited partners. Preliminary proxy statements were filed with the SEC on August 3, 1999 and amended proxy statements were filed September 30, 1999, October 21, 1999 and November 10, 1999.

The aggregate consideration in the transaction has been allocated preliminarily among the general partnership interests and the limited partnership interests in each of the Partnerships and McREMI, based upon an allocation analysis prepared by Stanger & Co. and confirmed by Eastdil. Based upon this allocation analysis and the fairness opinions rendered by Stanger & Co. and Eastdil, the Special Committee, the Board of Directors of McNeil Investors, Inc., the respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill have each unanimously approved the allocation of the aggregate consideration. The estimated aggregate consideration and working capital distribution to be received per unit of limited partnership interest of the Partnership were estimated as $424.

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

RESULTS OF OPERATIONS
---------------------

The Partnership reported net income of $321,931 for the third quarter of 1999, as compared to a loss of $290,723 for the third quarter of 1998. Year-to-date, the Partnership earned $696,257, as compared to a loss of $71,492 of for the same year-to-date period of 1998.

Revenue:

Rental revenue increased $217,874 or 4.2% and $539,740 or 3.5% for the three month and nine month periods ended September 30, 1999 as compared to the same periods of 1998. Rental revenue increased at all of the Partnership's thirteen properties. Five of the Partnership's properties, Forest Park Village Apartments, Lantern Tree Apartments, Meridian West Apartments, Rolling Hills Apartments and Westgate Apartments, reported increases in both base rental rates and occupancy rates. These five properties achieved increased rental revenue ranging from 3.7% to 6.3%. For the remainder of the Partnership's properties, increases in base rental rates were partially offset by increased vacancy, concessions, and other rental losses. The percent increase in rental revenue at the remainder of the properties ranged from 1.7% to 3.6%.

Expenses:

Partnership expenses increased $31,754 or 0.6% and $215,798 or 1.4% for the three month and nine month periods ended September 30, 1999 as compared to the same periods of 1998. The largest increase in both absolute and percentage terms was the increase in general and administrative expense.

General and administrative expenses increased $180,287 to $342,161 and $427,534 to $1,010,768 for the three month and nine month periods ended September 30, 1999 as compared to the same period of 1998. The Partnership incurred increased costs to explore alternatives to maximize the value of the Partnership (see Recent Developments).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operating activities increased 3.1% to $4,157,289 for the nine months ended September 30, 1999 as compared to the same period of 1998. Increased rental receipts from tenants and decreased interest expenditures more than offset increases in cash paid to suppliers and property taxes paid and escrowed.

The Partnership expended $1,254,513 for capital improvements during the first nine months of 1999, a 4.8% decrease from capital improvements funded during the first nine months of 1998. Budgeted capital improvements for 1999 total approximately $1,601,000. The General Partner believes these capital improvements are necessary to allow the Partnership to increase its rental revenues in the competitive markets in which the Partnership's properties operate. Capital expenditures also allow the Partnership to reduce future repair and maintenance expenses from amounts that would otherwise be incurred. The Partnership will use its cash flow from operating activities to fund the balance of the budgeted capital improvements for 1999.

The Partnership paid $101,247 of MID to the General Partner during the first nine months of 1999. MID earned by the General Partner amounted to $947,725. The General Partner has deferred payment of the remainder of the MID for 1999 as well as all MID earned during 1998. Beginning in 1998, the General Partner elected to defer payment of most administrative expenses due to affiliates and MID due to the General Partner so that the Partnership could pay distributions to the limited partners. On March 26, 1999, the Partnership distributed $749,156 ($6.80 per limited partnership unit) to the limited partners. The distribution was funded from Partnership operations.

Short-term liquidity:

At September 30, 1999, the Partnership held $4,189,907 of cash and cash equivalents, an increase of $1,023,330 from the balance of cash and cash equivalents at the beginning of 1999. The General Partner anticipates that cash generated from operations for the remainder of 1999 will be sufficient to fund the Partnership's budgeted capital improvements and to repay the current portion of the Partnership's mortgage notes. The General Partner considers the Partnership's cash reserves adequate for anticipated operations for the remainder of 1999.

The Pennbrook mortgage note matures in February 2000. The General Partner has begun to explore refinancing options for the Pennbrook mortgage note. Although uncertainties exist, the General Partner does not anticipate unusual difficulties in refinancing the Pennbrook mortgage note before its maturity date. The Partnership's next maturing mortgage note does not mature until March 2001.

Long-term liquidity:

For the long term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the capital improvements made by the Partnership during the past three years will yield improved cash flows from property operations in 1999. The General Partner budgeted approximately $1,601,000 of additional capital improvements for 1999.

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

The Partnership placed Sheraton Hills Apartments on the market for sale on August 1, 1997.

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the nine month periods ended September 30, 1999 and 1998, the Partnership allocated net income of $661,444 and net loss of $67,917, respectively, to the limited partners. The Partnership allocated net income of $34,813 and net loss of $3,575 to the General Partner for the nine month periods ended September 30, 1999 and 1998, respectively.

On March 30, 1998, the Partnership distributed $2,300,008 ($20.88 per limited partnership unit) to the limited partners from the Partnership's cash reserves. On March 26, 1999, the Partnership distributed $749,156 ($6.80 per limited partnership unit) to the limited partners from the Partnership's cash reserves.

For the first nine months of 1999 and 1998, the Partnership recorded MID of $947,725 and $876,293, respectively. The Partnership paid $101,247 of MID to the General Partner during the first nine months of 1999. No MID payments were made during 1998. The balance of accrued MID outstanding totaled $2,365,159 at September 30, 1999.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after September 30, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

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

     On October 6, 1998, the court gave preliminary approval to the settlement. It granted final approval to the settlement on July 8, 1999 and entered a Final Order and Judgment dismissing the consolidated action with prejudice. As a condition of final approval, the court requested, and the parties agreed to, a slight modification of the release in the Stipulation of Settlement with respect to future claims. Plaintiffs' counsel intends to seek an order awarding attorneys' fees and reimbursing their out-of-pocket expenses in an amount which is as yet undetermined. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended. A Notice of Appeal was filed September 3, 1999 by High River Limited Partnership, Unicorn Associates Corporation and Longacre Corporation.

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

     On July 30, 1999, defendants filed an answer to the High River Complaint, denying each and every material allegation contained in the High River Complaint and asserting several affirmative defenses. Settlement negotiations are underway.

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

        27.                Financial  Data  Schedule   for  the   quarter  ended
                           September 30, 1999.

(b) Reports on Form 8-K. A Report on Form 8-K dated July 8, 1999 was filed on July 9, 1999 regarding the letter received from High River Limited Partnership.

                        McNEIL REAL ESTATE FUND IX, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                               McNEIL REAL ESTATE FUND IX, Ltd.

                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner





November 15, 1999                   By: /s/  Ron K. Taylor
-----------------                      -----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)





November 15, 1999                   By: /s/  Brandon K. Flaming
-----------------                      -----------------------------------------
Date                                    Brandon K. Flaming
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)